Form 10-Q
period 1996-03-31
UNITED VIDEO SATELLITE GROUP INC
filed 1996-05-13
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED MARCH 31, 1996

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934.  FOR THE TRANSITION PERIOD FROM      TO
                                                          ---     ---

                  COMMISSION FILE NUMBER   0-22662


                 UNITED VIDEO SATELLITE GROUP, INC.
        (Exact name of registrant as specified in its charter)


             DELAWARE                        73-1290412
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)          Identification No.)


       7140 SOUTH LEWIS AVENUE
          TULSA, OKLAHOMA                     74136-5422
(Address of principal executive offices)      (Zip Code)


                           (918) 488-4000
         (Registrant's telephone number, including area code)


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                Yes  X   No
                    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of May 1, 1996:


TITLE OF CLASS                              NUMBER OF SHARES
Class A Common Stock $.01 Par Value             23,581,086
Class B Common Stock $.01 Par Value             12,373,294

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNITED VIDEO SATELLITE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)

                                             March 31,   December 31,
                                               1996          1995
                                               ----          ----
                                           (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                 $ 49,468       $  28,485
  Marketable securities, at market            29,369          32,208
  Accounts receivable, net of allowance
    for doubtful accounts of $1,615 and
    $1,788 at March 31, 1996 and
    December 31, 1995, respectively           29,662          28,890
  Accrued interest receivable                    633             667
  Prepaid expenses and other                   6,561           5,960
  Deferred tax asset                           1,224           1,371
                                            --------        --------
Total current assets                         116,917          97,581

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                52,819          52,844
Goodwill, net of accumulated amortization
  of $2,307 and $1,733 at March 31, 1996
  and December 31, 1995, respectively         32,075          32,685
Deferred tax asset                               596             475
Other assets                                   2,278           2,295
                                            --------        --------
Total assets                                $204,685        $185,880
                                            ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                          $  4,347        $  4,976
  Accrued liabilities                         28,470          27,441
  Current portion of capital lease
    obligations and long-term debt             3,107           3,053
                                            --------        --------
                                              35,924          35,470
  Customer prepayments                        59,906          49,994
                                            --------        --------
Total current liabilities                     95,830          85,464

Deferred compensation                          4,775           4,269

Capital lease obligations and
  long-term debt                              23,199          23,992
Minority interest                              3,133           3,062

Stockholders' equity
  Preferred stock, par value $.01
    per share                                     --              --
  Class A common stock, par value $.01
    per share                                    112              55
  Treasury stock, at cost                        (77)             --
  Class B common stock, par value $.01
    per share                                    248             124
  Additional paid-in capital                  30,641          29,507
  Note receivable from stockholder              (481)           (472)
  Retained earnings                           47,305          39,879
                                            --------        --------
Total stockholders' equity                    77,748          69,093
                                            --------        --------
Total liabilities and stockholders' equity  $204,685        $185,880
                                            ========        ========


                        See accompanying notes.

                  UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
          (In thousands, except share and per share amounts)


                                               Three Months Ended
                                                    March 31,
                                                1996         1995
                                                ----         ----
Revenues:
  Satellite services                          $59,136      $52,435
  Advertising sales                             5,433        3,385
  Systems integration services                  8,700           --
  Other                                           173          169
                                              -------      -------
                                               73,442       55,989
Operating expenses:
  Programming and delivery                     31,573       27,534
  Selling, general and administrative          26,986       17,151
  Depreciation and amortization                 3,580        2,544
                                              -------      -------
                                               62,139       47,229
                                              -------      -------
Operating income                               11,303        8,760
Other income (expenses), net                      344          231
                                              -------      -------
Income before income taxes and
  minority interest                            11,647        8,991
Provision for income taxes                     (4,342)      (3,277)
Minority interest in earnings                     (68)          --
                                              -------      -------
Net income                                    $ 7,237      $ 5,714
                                              =======      =======

Common and common equivalent
  shares outstanding (1)                   36,967,783   36,390,182

Earnings per share (1)                        $  0.20      $  0.16



(1)  1995 amounts adjusted for two-for-one stock split (See Note 4).


                         See accompanying notes.

                    UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                               (In thousands)

                                                 Three Months Ended
                                                      March 31,
                                                  1996        1995
                                                  ----        ----
Operating activities:
Net income                                      $ 7,237     $ 5,714
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                 3,580       2,544
    Amortization of bond premiums                    83         208
    Loss on asset dispositions                       --           1
    Minority interest in earnings                    68          --
    Loss from equity method affiliate                --          56
    Deferred income taxes                           (94)       (174)
    Net deferral of compensation                    506         334
    Amortization of deferred lease expense          (22)        (11)
    Changes in operating assets and liabilities:
      Accounts receivable                          (772)     (3,381)
      Accrued interest receivable                    34          42
      Prepaid expenses and other                   (601)     (2,070)
      Accounts payable                             (629)     (2,430)
      Accrued liabilities                         1,310         506
      Customer prepayments                        9,912      12,001
      Other                                          (6)         84
                                                -------     -------
Net cash provided by operating activities        20,606      13,424


Investing activities:
  Capital expenditures                           (2,800)     (1,706)
  Purchases of marketable securities             (2,757)    (11,928)
  Maturities of marketable securities             5,822      10,111
  Other                                            (270)       (573)
                                                -------     -------
Net cash used in investing activities                (5)     (4,096)

Financing activities:
  Repayment of capital lease obligations
    and long-term debt                             (739)       (690)
  Issuance of stock                               1,121         935
  Decrease in notes receivable from stockholders     --         141
                                                -------     -------
Net cash provided by financing activities           382         386
                                                -------     -------
Net increase in cash and cash equivalents        20,983       9,714
Cash and cash equivalents at beginning of
  period                                         28,485      32,524
                                                -------     -------
Cash and cash equivalents at end of period      $49,468     $42,238
                                                =======     =======

Supplemental Disclosures of Cash
  Flow Information:
    Interest paid                               $   456     $   506
    Income taxes paid                               868         700


                       See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1996




1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of United Video Satellite Group, Inc. ("UVSG" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   Contingencies

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight Telecast, Inc. ("StarSight") bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the United States District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25,

                   UNITED VIDEO SATELLITE GROUP, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1994. On July 16, 1994, the Company filed an Amended Complaint seeking declaratory judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid, and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. Discovery and trial of all other issues has been stayed. There can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's Prevue Interactive subsidiary and the future financial position or results of operations of the Company.

   The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago Teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, Illinois assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted this tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court approximately $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. Discovery is proceeding, and a status conference is scheduled for June 11, 1996, at which time it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $3 million.

                   UNITED VIDEO SATELLITE GROUP, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     On July 20 and July 28, 1994, certain of the Company's Superstar Satellite Entertainment wholesale programming distributors initiated a complaint proceeding with the Federal Communications Commission ("FCC") which alleges that Superstar is discriminating in its pricing of superstation programming when compared to the rates cable television operators pay for programming. Under the Cable Act of 1992 and the FCC's current regulations, any finding of such discrimination may be resolved only through the prospective reduction of the applicable rates. Superstar has tentatively reached a settlement agreement with the complainants, which was recorded in the fourth quarter of 1995.
The settlement had no significant impact on the Company's results of operations.

     The Company is also a party to certain other ordinary routine claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

3.   Merger with Tele-Communications, Inc.

     On January 25, 1996, the stockholders of the Company adopted the Agreement and Plan of Merger dated as of July 10, 1995, as amended (the "Merger Agreement"), among UVSG, Tele-Communications, Inc. ("TCI") and TCI Merger Sub, Inc. ("Merger Sub"), pursuant to which Merger Sub was merged into UVSG, with UVSG as the surviving corporation (the "Merger"). The Merger was consummated later that same day.

     Pursuant to the terms of the Merger Agreement, holders of Class A Common Stock of UVSG (other than the then controlling stockholder) had the right to elect to have up to half of their shares of Class A Common Stock converted into "Merger Consideration" consisting of one share of TCI's Redeemable Convertible TCI Group Preferred Stock, Series G, par value $.01 per share and one share of TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H, par value $.01 per share. A total of 5,557,696 (11,115,392 as adjusted for the stock split, see Note 4) shares of Class A Common Stock were held by stockholders who had the right to convert up to half of their shares into Merger Consideration, and a total of 1,072,733 (2,145,466 as adjusted for the stock split) shares were so converted.

     In connection with the Merger, UVSG's then controlling stockholder converted 6,186,647 (12,373,294 as adjusted for the stock split) of the shares of Class B Common Stock of UVSG held by him into shares of Class A Common Stock. Pursuant to the terms of the Merger Agreement, the remaining 6,186,647 (12,373,294 as adjusted for the stock split) shares of Class B Common Stock retained by UVSG's controlling stockholder were converted into Merger Consideration.

                   UNITED VIDEO SATELLITE GROUP, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     As a consequence of the foregoing transactions, TCI acquired 6,186,647 (12,373,294 as adjusted for the stock split) shares of Class B Common Stock and 1,072,733 (2,145,466 as adjusted for the stock split) shares of Class A Common Stock, together representing approximately 40% of the issued and outstanding common stock of UVSG and approximately 86% of the total voting power of UVSG common stock immediately after the Merger, resulting in UVSG becoming a majority-controlled subsidiary of TCI.

4.   Stock Split

     On February 8, 1996, the Board of Directors declared a two-for-one split of the Company's Class A Common Stock and Class B Common Stock. The stock split was effected in the form of a stock dividend on March 12, 1996 of one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding to holders of record on February 22, 1996. The par value of the Class A Common Stock and Class B Common Stock remained $.01 per share. The Company had previously increased the number of authorized shares of Class A Common Stock from 30 million shares to 60 million shares and Class B Common Stock from 15 million shares to 30 million shares in connection with the Merger. All references in the financial statements to number of shares and per share amounts have been adjusted to reflect the stock split where indicated.

5.   Retail C-Band Home Satellite Dish Joint Venture

     The Company has agreed, in principle, with Liberty Media Corporation to combine the retail operations of the Company's Superstar Satellite Entertainment division with those of Liberty Media Corporation's Netlink USA business unit in a transaction in which both entities would contribute their retail C-band home satellite dish business' assets, obligations and operations to a new entity owned equally by the Company and Liberty Media Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
General

     The Company operates six businesses: program promotion and guide services (Prevue Networks), interactive information delivery services (Prevue Interactive), home satellite and business services (Superstar), satellite distribution of video services (UVTV), software development and systems integration services (SSDS) and satellite transmission services for private networks (SpaceCom).

     The following table sets forth certain unaudited financial information for the Company and each of the businesses operated by it during the three months ended March 31, 1996 and 1995.

                                    Three Months Ended March 31,
                                         1996           1995
                                    ------------    -----------
                                    Amount  %(1)    Amount  %(1)
                                    ------  ---     ------  ---
Revenues:
 Prevue Networks (2)               $11,378   15%   $ 8,592   15%
 Prevue Interactive                     26   --         10   --
 Superstar                          43,222   59     38,437   69
 UVTV                                6,573    9      6,231   11
 SSDS (3)                            8,700   12         --   --
 SpaceCom                            3,543    5      2,719    5
                                   -------  ---    -------  ---
  Total                            $73,442  100%   $55,989  100%
                                   =======  ===    =======  ===
EBITDA (4):
 Prevue Networks (2)               $ 5,295   35%   $ 3,693   33%
 Prevue Interactive                   (793)  (5)      (901)  (8)
 Superstar                           5,009   34      4,313   38
 UVTV                                4,324   29      4,051   36
 SSDS (3)                              462    3         --   --
 SpaceCom                              586    4        148    1
                                   -------  ---    -------  ---
  Total                            $14,883  100%   $11,304  100%
                                   =======  ===    =======  ===
Operating income:
 Prevue Networks (2)               $ 3,795   34%   $ 2,463   28%
 Prevue Interactive                   (891)  (8)      (958) (11)
 Superstar                           4,586   41      3,955   45
 UVTV                                3,716   33      3,421   39
 SSDS (3)                             (178)  (2)        --   --
 SpaceCom                              275    2       (121)  (1)
                                   -------  ---    -------  ---
  Total                            $11,303  100%   $ 8,760  100%
                                   =======  ===    =======  ===


Consolidated depreciation
  and amortization                 $ 3,580         $ 2,544
Consolidated capital
  expenditures                       2,800           1,706
Consolidated cash flows from
  operations                        20,606          13,424

(1) The percentages shown in the above table represent the percentage of the Company's consolidated revenues, EBITDA or operating income, as applicable, attributable to each of the businesses operated by the Company.

(2) The revenues, EBITDA and operating income for Prevue Networks include Prevue Channel, Sneak Prevue and other services offered both domestically and internationally.

(3) The amounts shown in the above table for SSDS represent SSDS's revenues, EBITDA and operating income included in the Company's consolidated results of operations. The Company increased its ownership interest in SSDS to 70% on July 20, 1995. Prior to that date, the Company accounted for its investment in SSDS under the cost method. Operating results of SSDS for the three months ended March 31, 1995 are shown in the table below under Results of Operations.

(4) "EBITDA" represents operating income, plus depreciation and amortization. Financial analysts generally consider EBITDA to be an appropriate measure of performance in the industries in which the Company operates. EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense, and should not be considered as an alternative to net income or to cash flow or to any other generally accepted accounting principles measure of performance, liquidity or financial position.

Results of Operations

Consolidated

     Revenues for the first three months of 1996 were $73.4 million, an increase of $17.5 million, or 31%, over the same period in 1995. The increase in revenues for the quarter is primarily due to increased sales of satellite programming packages to home satellite dish owners, revenues from system integration services by SSDS, which was acquired in 1995, and increased advertising revenues by Prevue Networks.

     Operating expenses were $62.1 million for the three months ended March 31, 1996, compared to $47.2 million for the same period in 1995. Operating expenses increased $14.9 million, or 32%, in 1996, compared with 1995, primarily due to increased programming fees resulting from the growth of Superstar's business, operating expenses of SSDS, which were not consolidated in the prior year, and increased personnel costs resulting from additional personnel.


Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the three months ended March 31, 1996 and 1995:


                                       Three Months ended March 31,
                                           1996            1995
                                           ----            ----

     Revenues                            $11,378         $ 8,592
     Operating expenses, before
       depreciation and amortization       6,083           4,899
                                         -------         -------
     EBITDA                                5,295           3,693
     Depreciation and amortization         1,500           1,230
                                         -------         -------
     Operating income                    $ 3,795         $ 2,463
                                         =======         =======

     EBITDA margin percentage               47%             43%
     Operating margin percentage            33%             29%

     Prevue Networks' revenues for the first three months of 1996 were $11.4 million, an increase of $2.8 million, or 32%, over the prior year's first three months. The increase was largely attributable to national advertising revenues which grew $2.0 million, or 61%, over the first quarter of 1995 due to growth in measured viewership and expanded advertising air time. Domestic service fee revenues attributable to Prevue Channel and Sneak Prevue increased $504,000, or 16%, and $94,000, or 6%, respectively, for the quarter. Domestically, Prevue

Channel subscriber counts increased by 4.1 million, or 12%, to 39.3 million as of March 31, 1996 compared to those as of March 31, 1995. Sneak Prevue increased by 725,000 subscribers, or 3%, to 26.6 million during the same period.

     Operating expenses, excluding depreciation and amortization, increased by $1.2 million, or 24%, during the first quarter of 1996 compared to the same period in 1995. The increase was due primarily to the addition of new personnel required to support increased sales volumes and development activities and to increases in incentive compensation related to the financial performance of Prevue. Included in operating expenses are the costs incurred by the Company in offering Sneak Prevue, both domestically and internationally, and the Company's international expansion.

     Depreciation and amortization during the first three months of 1996 was $1.5 million, an increase of $270,000, or 22%, over the same period in 1995. The increase in depreciation and amortization in 1996 was a result of the acquisition of additional customer control units and video production equipment necessary to support the various Prevue products.


Prevue Interactive

     The following table sets forth certain financial information for Prevue Interactive for the three months ended March 31, 1996 and 1995:

                                       Three Months ended March 31,
                                           1996             1995
                                           ----             ----
     Revenues                             $  26            $  10
      Operating expenses, before
      depreciation and amortization         819              911
                                          -----            -----
     EBITDA                                (793)            (901)
     Depreciation and amortization           98               57
                                          -----            -----
     Operating loss                       $(891)           $(958)
                                          =====            =====

     Prevue Interactive generated no significant revenues during the first three months of 1996 or 1995. The revenues in both 1996 and 1995 were primarily attributable to Quikvue, which launched in late 1994. The Company believes the interactive market has the potential to yield significant revenues in the future; however, the Company does not believe there will be any significant increase in the amount of Prevue Interactive's revenues during 1996.

     The Company's operating expenses, before depreciation and amortization, decreased by $92,000, or 10%, during the first quarter of 1996 compared to the same period in 1995. This decrease was primarily attributable to lower legal expenses associated with the StarSight litigation (See Note 2 of Notes to Condensed Consolidated Financial Statements). The Company expects this litigation to go to trial in 1996.

     Depreciation and amortization during the first three months of 1996 was $98,000, an increase of $41,000 over the same period in 1995. The increase in depreciation is primarily due to the acquisition of computer equipment placed in cable systems to support the Quikvue product.


Superstar

     The following table sets forth certain financial information for Superstar for the three months ended March 31, 1996 and 1995:

                                       Three Months ended March 31,
                                           1996             1995
                                           ----             ----

     Revenues                            $43,222          $38,437
     Operating expenses, before
      depreciation and amortization       38,213           34,124
                                         -------          -------
     EBITDA                                5,009            4,313
     Depreciation and amortization           423              358
                                         -------          -------
     Operating income                    $ 4,586          $ 3,955
                                         =======          =======
     EBITDA margin percentage               12%              11%
     Operating margin percentage            11%              10%


     Revenues generated by Superstar during the first three months of 1996 were $43.2 million, an increase of $4.8 million, or 12%, over the same period in 1995. The increase was largely attributable to an increase in the number of retail subscribers served, as well as growth in commission income earned as service agent for a program supplier to the direct broadcast satellite (DBS) market. Retail subscribers purchasing programming directly from Superstar as of March 31, 1996 totaled approximately 495,000, an increase of 5,000, or 1%, during the quarter and 45,000, or 10%, during the prior twelve months. During the three month period ended March 31,1996, the industry remained relatively flat, decreasing by 5,000 subscribers; however, for the twelve month period ended March 31, 1996, the industry increased by

84,000 subscribers, or 4%. Commission revenues from acting as a service agent in the DBS market increased by approximately $1.4 million in the first quarter of 1996 over those in the same period in 1995.

     Operating expenses, excluding depreciation and amortization, were $38.2 million in the first quarter of 1996, compared to $34.1 million for the same period in 1995. The increase in operating expenses, before depreciation and amortization, of $4.1 million, or 12%, in the first quarter of 1996 as compared to the previous year's results was due primarily to increased programming fees, which vary in relation to revenues, and selling, general and administrative costs necessary to service the growing customer base.

     Depreciation and amortization for the first three months of 1996 was $423,000, an increase of $65,000, or 18%, over the same period in 1995. The increase in depreciation and amortization is a result of the acquisition of additional data processing equipment and office furniture necessitated by the increase in subscribers and employees and an upgrade of the call center.


UVTV

     The following table sets forth certain financial information for UVTV for the three months ended March 31, 1996 and 1995:

                                       Three Months ended March 31,
                                          1996             1995
                                          ----             ----

     Revenues                            $6,573           $6,231
     Operating expenses, before
      depreciation and amortization       2,249            2,180
                                         ------           ------
     EBITDA                               4,324            4,051
     Depreciation and amortization          608              630
                                         ------           ------
     Operating income                    $3,716           $3,421
                                         ======           ======

     EBITDA margin percentage              66%              65%
     Operating margin percentage           57%              55%

     UVTV's revenues for the first three months of 1996 were $6.6 million, an increase of $342,000, or 5%, over the same period in 1995. The increase in revenues results primarily from additional programming services. UVTV/WGN subscribers increased by 2.2 million, or 7%, from March 31, 1995 to March 31, 1996 and subscribers to UVTV/WPIX increased by 35,000, or 2%, during that same period.

     Operating expenses, excluding depreciation and amortization, were $2.2 million during the first quarter of 1996, an increase of $69,000, or 3%, over those during the first quarter of 1995. The increase in operating expenses results primarily from increased personnel costs.

     Depreciation and amortization in the first quarter of 1996 was $608,000, a reduction of $22,000, or 3%, compared to the same period in 1995.


SSDS

     The following table sets forth certain financial information for SSDS for the three months ended March 31, 1996 and 1995:

                                        Three Months ended March 31,
                                           1996             1995
                                           ----             ----
     Revenues                             $8,700           $8,160
     Operating expenses, before
      depreciation and amortization        8,238            7,282
                                          ------           ------
     EBITDA                                  462              878
     Depreciation and amortization           139              108
                                          ------           ------
     Operating income                     $  323           $  770
                                          ======           ======

     EBITDA margin percentage                5%              11%
     Operating margin percentage             4%               9%


     The results of operations of SSDS have been consolidated with the results of operations of the Company for reporting purposes subsequent to July 20, 1995, the date the Company increased its ownership interest in SSDS to 70%. The above table and following discussion are based on the financial statements of SSDS, both prior to and subsequent to its July 20, 1995 acquisition date and do not include the amortization of goodwill resulting from the acquisition, which amounted to approximately $501,000 for the period from January 1, 1996 through March 31, 1996.

     SSDS' revenues for the first three months of 1996 were $8.7 million, an increase of $540,000, or 7%, over the same period in 1995. The increase in revenues during the first quarter of 1996 was primarily due to increased revenues in the public sector. Revenues from the public sector during the first quarter of 1995 were negatively impacted by a contractual dispute on a government project. Commercial and defense revenues were relatively flat compared to the same period in the prior year. Defense revenues in the first quarter of 1996 were negatively impacted by the severe weather conditions on the East coast which virtually shut down the defense sector for most of one week.

     Operating expenses, before depreciation and amortization, increased during the first quarter of 1996 by $956,000, or 13%, over the same period in 1995. The increase in operating expense was primarily due to the cost of additional technical personnel commensurate with the increase in revenues, additional service development costs to develop and enhance product delivery and the payroll costs that were absorbed in overhead and not billable due to the inclement weather conditions in the East.

     Depreciation expense during the three months ended March 31, 1996 increased by $31,000 over the same period in 1995. The increase was the result of ongoing infrastructure equipment upgrades and new equipment to support the increase of new employees over the first quarter of 1995.


SpaceCom

     The following table sets forth certain financial information for SpaceCom for the three months ended March 31, 1996 and 1995:

                                       Three Months ended March 31,
                                          1996              1995
                                          ----              ----

     Revenues                            $3,543            $2,719
     Operating expenses, before
      depreciation and amortization       2,957             2,571
                                         ------            ------
     EBITDA                                 586               148
     Depreciation and amortization          311               269
                                         ------            -------
     Operating income (loss)             $  275            $ (121)
                                         ======            ======

     EBITDA margin percentage              17%                5 %
     Operating margin percentage            8%               (4)%


     Revenues generated by SpaceCom for the first three months of 1996 were $3.5 million, an increase of $824,000, or 30% over the same period in 1995. The increase in revenues was attributable principally to increased demand for channel space from SpaceCom's existing paging customers. The transponder with SpaceCom's fastest growing service, FM Cubed, had an occupancy of 84% as of March 31, 1996, compared to 42% as of March 31, 1995.

     Operating expenses, excluding depreciation and amortization, were $3.0 million during the first quarter of 1996, compared to the same period in 1995. The increase in operating expenses, before depreciation and amortization, of $386,000, or 15%, in 1996 over 1995 resulted primarily from increased compensation expenses as SpaceCom increased the number of sales and engineering personnel.

     Depreciation and amortization in the first quarter of 1996 was $311,000, an increase of $42,000, or 16%, over that in the same period in 1995. The increase in depreciation and amortization was the result of acquiring new assets to provide a wider range of services.


Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and investments. During the first quarter of 1996, net cash flows from operating activities were $20.6 million, reflecting the continued growth of the Company's after-tax earnings. This cash plus existing cash resources were used to fund capital expenditures of $2.8 million and the reduction in the Company's capitalized lease obligations of $739,000 during the quarter.

     At March 31, 1996, the Company's cash, cash equivalents and marketable securities aggregated $78.8 million, an increase of $18.1 million over that as of December 31, 1995. The above total includes $1.8 million of cash and cash equivalents held by SSDS, in which the Company has a 70% ownership interest. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of March 31, 1996, approximately $29.4 million of such securities had maturities greater than 90 days and, accordingly, were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits investments in fixed rate securities with maturities in excess of eighteen months from the date of investment.

     The Company has a credit agreement with a bank under which, subject to certain conditions, the bank has agreed to lend up to $10.0 million on a revolving basis through March 30, 1997, at which time the outstanding balance, if any, will convert to a five-year term amortizing loan. Borrowings under this facility are guaranteed by the Company's subsidiaries, excluding SSDS, and bear interest at the bank's designated prime rate, the London Interbank Offering Rate ("LIBOR") plus a margin or the Certificate of Deposit rate plus a margin. At March 31, 1996, $150,000 in letters of credit and no borrowings were outstanding under the credit facility. The Company has reached an understanding with the bank and other lenders on the terms of a new credit facility of up to $50 million which would replace the existing credit agreement; however, the credit agreement has not been finalized.

     In addition, SSDS has a revolving credit facility with a bank which provides for unsecured borrowings up to $7.5 million, subject to certain conditions, and which expires August 31, 1996. Borrowings under this credit facility bear interest at the bank's designated prime rate or LIBOR plus a margin. There were no borrowings outstanding under this credit facility at March 31, 1996.

     The Company collects annually, in advance, a majority of its Superstar subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of March 31, 1996, the unearned portion of all prepayments totaled $59.9 million, of which approximately $45.1 million, or 75%, was attributable to Superstar. Aggregate unearned prepayments increased by $9.9 million, or 20%, during the first quarter of 1996 due to the disproportionate number of customer renewal anniversaries which occur during the first quarter of each year. Superstar generally offers a refund of unearned prepayments at the customer's option if service is discontinued for any reason. In the case of UVTV and Prevue Networks, the Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments through approximately 2004 aggregating $25.8 million as of March 31, 1996, a reduction of $739,000, or 3%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.1 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $1.1 million in operating expenses, net of sublease revenue, during the first quarter of 1996.

     Capital expenditures during the first quarter of 1996 of $2.8 million were principally attributable to the purchase of control units provided to the Company's cable television customers and to data processing equipment and furniture, fixtures and facilities used by the Company.

     In connection with development of its Prevue Interactive technology and in defending itself against certain patent infringement claims by StarSight, the Company made expenditures during the first quarter of 1996 totaling approximately $1.0 million and estimates that its total expenditures during 1996 will aggregate approximately $5.5 million. These expenditures for 1996 are expected to relate primarily to (i) continued market testing of the Company's interactive technology, (ii) on-going software development which will make the Company's interactive technology compatible with new set-top converters, (iii) the launch of Quikvue and Prevue Express to cable television systems that acquire and install new set-top converters, and
(iv) continued patent litigation. The Company anticipates that substantially all of the anticipated expenditures will be expensed as incurred and will be funded by working capital and cash generated by operations and from the Company's other available capital resources.
At the present time, the Company is unable to estimate the amount of funds that will be necessary to implement its plan for the development of its interactive technology or to develop additional applications for such technology, as much depends on the pace of technological developments, the response of cable television systems and their subscribers to initial interactive services and other factors beyond the Company's control.

     Prevue Networks is considering plans to install a MPEG II video file server platform, including locally placed digital video file servers, which will enable the Company to deliver existing and new services in digitally compressed formats. The MPEG II video file server will take the place of the current Sneak Prevue control unit and laser player, by enabling all video and data to be delivered by satellite. This new platform will be capable of supporting Prevue Channel, Sneak Prevue and other services on one machine. The Company expects to spend approximately $15 million, if they proceed, during the next eighteen months to complete engineering design, acquire digital transmission and receive equipment and begin the purchase of customer premise hardware. The Company anticipates that these costs will be funded by working capital and cash generated by operations and from the Company's other available capital resources.

     The Company believes that currently available cash and cash equivalents, marketable securities, cash flow generated from operations and funds available under its credit facility, will provide the resources necessary to meet its working capital and related financing needs for the foreseeable future and to pursue opportunities to expand its businesses.

     On February 8, 1996, the Board of Directors of the Company approved a two-for-one split of the Company's common stock which was effected in the form of a dividend on March 12, 1996 of one additional share of Class A Common Stock of UVSG for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock of UVSG for each share of Class B Common Stock outstanding to holders of record on February 22, 1996.

     On January 25, 1996, the stockholders of UVSG adopted the Agreement and Plan of Merger dated as of July 10, 1995, as amended (the "Merger Agreement"), among UVSG, TCI and TCI Merger Sub, Inc. ("Merger Sub"), pursuant to which Merger Sub was merged into UVSG, with UVSG as the surviving corporation (the "Merger"). The Merger was consummated later that same day, resulting in UVSG becoming a majority-controlled subsidiary of TCI (see Note 3 of Notes to Condensed Consolidated Financial Statements contained in this report).

     The Company has agreed, in principle, with Liberty Media Corporation to combine the retail operations of Superstar with those of Liberty Media Corporation's Netlink USA in a transaction in which both entities would contribute their retail C-band home satellite dish business' assets, obligations and operations to a new entity owned equally by the Company and Liberty Media Corporation. Among other things, the Company believes that the consolidation of UVSG's and Liberty Media Corporation's retail C-band home satellite dish businesses will provide the Company the opportunity to reduce its per subscriber operating costs.

     The Company has been engaged in various discussions with TV Guide On Screen, TCI's joint venture with News Corporation of America in the electronic guide business, regarding possible business combinations or joint ventures. The Company continues to explore this opportunity and other opportunities to expand its existing businesses, develop new products and acquire interests in new businesses.

     Cautionary Statement

     This report contains "forward looking statements" within the meaning of the federal securities laws, including the installation of new file servers by Prevue Networks, the Company's pursuit of certain business activities and other statements of expectations, beliefs, plans and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, changes in the regulation of the cable television industry adverse to the Company's services, loss of the cable compulsory license provided by federal law, the willingness of cable television systems to acquire and install new equipment that will allow the Company effectively to market its interactive technology, increased price and service competition within the industry, the Company's ability to keep pace with technological developments and the Company's dependence upon intellectual property rights, including the Company's ability to defend itself against claims by StarSight and others asserting infringement of their intellectual property.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL  PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

               In connection with the Merger, the Company's Certificate of Incorporation and Bylaws were amended. The rights of the holders of the Company's common stock following the amendments to the Certificate of Incorporation and Bylaws are different than under such documents before they were amended. Below is a comparison of certain stockholder's rights with respect to the Company's common stock before and after the amendments to the Certificate of Incorporation and Bylaws. The following comparison of stockholder rights does not purport to be complete and is qualified in its entirety by reference to the complete text of the Company's current Certificate of Incorporation (the "Restated Certificate") and Bylaws (the "Amended Bylaws") and such documents before they were amended.

               Authorized Capital Stock - UVSG's authorized capitalization previously consisted of a total of 30,000,000 shares of Class A Common Stock, 15,000,000 shares of Class B Common Stock and 2,000,000 shares of preferred stock. The Restated Certificate increased the number of authorized shares of Class A Common Stock to 60,000,000 shares, the number of authorized shares of Class B Common Stock to 30,000,000 and left the number of shares of authorized preferred stock unchanged. The rights of holders of Class A Common Stock and Class B Common Stock under the previous Certificate of Incorporation were identical in all respects except for voting and conversion rights. Under the Restated Certificate, the rights of holders of Class A Common Stock and Class B Common Stock are identical in all respects except for voting and conversion rights, with respect to dividends and distributions payable in securities of UVSG or another person and with respect to the type of consideration receivable in a merger or consolidation. No shares of the authorized preferred stock of UVSG are currently outstanding.

                    Voting Rights - Under the Restated Certificate, Class A Common Stock continues to have one vote per share and Class B Common Stock continues to have 10 votes per share. The Restated Certificate provides that except where otherwise required by law or with respect to any provisions of any series of UVSG's preferred stock, the holders of Class A Common Stock, Class B Common Stock and preferred stock entitled to vote thereon shall vote together as one class with respect to the election of directors and other matters, including increasing or decreasing the number of authorized shares of any class or series of stock, which provisions are essentially unchanged from UVSG's previous Certificate of Incorporation.

               Conversion Rights - The Restated Certificate continues to provide that shares of Class B Common Stock are convertible into Class A Common Stock on a share-for-share basis and that shares of Class A Common Stock cannot be converted into Class B Common Stock.

               Dividends and Share Distributions - UVSG's previous Certificate of Incorporation provided that the holders of Class A Common Stock and Class B Common Stock had the same rights to dividends and share distributions, but that dividends or share distributions in the form of either Class A Common Stock or Class B Common Stock could only be paid to holders of the same class of common stock. The Restated Certificate, however, allows UVSG to pay dividends or make share distributions to either class of common stock in the form of Class A Common Stock, Class B Common Stock, other securities of UVSG or securities of any other entity. The Restated Certificate also provides that the holders of Class A Common Stock and Class B Common Stock will be entitled to receive dividends or share distributions on an equal per share basis, with certain exceptions, which are summarized below.

                    In the event that dividends or share distributions consist of any class or series of securities of UVSG or securities of any other corporation, partnership, limited liability company, trust or other legal entity other than Class A Common Stock or Class B Common Stock (and other than securities of UVSG that are convertible into, exercisable for or evidence the right to purchase any shares of Class A Common Stock or Class B Common Stock), the Restated Certificate allows holders of Class A Common Stock and Class B Common Stock to receive such securities either (i) on the basis of a distribution of identical securities, on an equal per share basis, or (ii) on the basis of a distribution of different series or classes to the holders of the Class A Common Stock than to the holders of the Class B Common Stock; provided, however, such different series or classes must not differ in any respect other than their relative voting rights and related differences in designation, conversion and share distribution provisions with the holders of Class B Common Stock receiving the series or class with the higher relative voting rights. For distributions under clause (ii), such voting rights may differ to a greater or lesser extent than the corresponding differences in voting rights and related differences in designation, conversion and share distribution provisions between the Class A Common Stock and the Class B Common Stock, except in the case of a dividend or share distribution of securities of a subsidiary of UVSG, in which case such rights shall not differ to a greater extent than the corresponding differences in voting rights, designation, conversion and share distribution provisions between the Class A Common Stock and the Class B Common Stock.

                    Board of Directors - The Restated Certificate provides for a Board of Directors consisting of not less than three members to be elected annually. The previous Certificate of Incorporation provided for a staggered Board of Directors, the members of which were elected for three-year terms.

                    Election of Directors - Directors may be elected under the Amended Bylaws by a plurality of the combined voting power of the shares present in person or represented by proxy at the meeting and entitled to vote on the election of directors. Under the previous Certificate of Incorporation and Bylaws, election of directors required the vote of a majority of the voting power of all shares entitled to vote on the election of directors. Stockholders do not have cumulative voting rights.

                    Removal of Directors - The Restated Certificate provides that subject to the rights of the holders of any one or more classes or series of stock issued by UVSG voting separately by class or series to elect directors, directors may be removed with or without cause upon the affirmative vote of the holders of at least 66 2/3% of the total voting power of UVSG's outstanding voting stock. Under the previous Certificate of Incorporation, the affirmative vote of at least 80% of the total voting power of UVSG's outstanding voting power was required to remove directors; and such removal could only be for cause.

                    Special Meeting of Stockholders - Under the previous Certificate of Incorporation and Bylaws, special meetings of stockholders could be called only by the chairman of the board or by the Board of Directors pursuant to the affirmative vote of a majority of the directors then in office. The Restated Certificate and the Amended Bylaws provide that special meetings of stockholders may be called by the Secretary of UVSG (i) upon the written request of 66 2/3% of the total voting power of the outstanding capital stock of UVSG entitled to vote at such special meeting or
          (ii) at the request of 66 2/3% of the members of the Board of Directors then in office.

                    Merger, Consolidation, Sale of Assets and
          Dissolution -Under Delaware law, a merger, consolidation, sale of substantially all the assets or dissolution of UVSG may be authorized by the affirmative vote of a majority of the voting power of the outstanding stock entitled to vote thereon (whether or not present in person or represented by proxy at the meeting). Neither the previous Certificate of Incorporation nor the Restated Certificate requires any greater percentage vote to approve such transactions. Under UVSG's previous Certificate of Incorporation, the holders of Class A Common Stock and Class B Common Stock were entitled to receive the same per share consideration in the event of a merger or consolidation. The Restated Certificate provides that the holders of Class A Common Stock and Class B Common Stock are entitled to receive, in the event of a merger or consolidation, consideration of substantially equivalent value as determined in good faith by the UVSG Board of Directors, taking into account all relevant factors, including, without limitation, the anticipated tax treatment of such consideration to the holders of Class A Common Stock and Class B Common Stock. To the extent that the holders of the Class A Common Stock and the holders of the Class B Common Stock are entitled to receive in any merger or consolidation (pursuant to any election or otherwise), securities that do not differ in any respect other than their relative voting rights and related differences in designation, conversion and share distribution provisions, which differences would be permitted for securities distributed in a share distribution, such relative voting rights and related differences in designation, conversion and share distribution provisions are to be disregarded in determining the per share value of the consideration to be received by the holders of the Class A Common Stock and the holders of the Class B Common Stock.

                    Change in Control - UVSG's previous Certificate of Incorporation and Bylaws contained provisions such as a staggered Board of Directors and super-majority voting requirements to amend certain provisions of the Certificate of Incorporation and the Bylaws that may have an anti-takeover effect. Those provisions have largely been eliminated in the Restated Certificate and Amended Bylaws.

                    Amendments to Certificate of Incorporation - The previous Certificate of Incorporation provided that the vote of 80% of the voting power of the outstanding voting stock was required to amend, repeal or adopt provisions to alter the provisions of the Certificate of Incorporation governing the number, term, rights and obligations of the Board of Directors, the ability of the stockholders to act without a meeting, special meetings of the stockholders, amendment of bylaws, use of ballots in an election of directors and the provision regarding the amendment of certain provisions in the Certificate of Incorporation. The Restated Certificate does not contain such super-majority voting requirements to adopt, amend or repeal the provisions of the Restated Certificate.

               Amendments to Bylaws - The previous Certificate of Incorporation required the affirmative note of a majority of the directors then in office to adopt, amend or repeal any provision of the Bylaws and allowed stockholders to adopt, amend or repeal any provision of the Bylaws by the affirmative vote of 80% of the votes of the outstanding capital stock generally entitled to vote in the election of directors. The Restated Certificate provides that the affirmative vote of not less than 66 2/3% of UVSG's directors then in office is required to adopt, amend or repeal any provision of UVSG's Bylaws.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    In connection with the Company's special meeting of stockholders held on January 25, 1996, the Company submitted for vote of the stockholders a proposal to adopt the Agreement and Plan of Merger dated as of July 10, 1995, as amended, among UVSG, TCI and TCI Merger Sub, Inc.; 129,264,946 votes of the Company's Class A Common Stock and Class B Common Stock were entitled to be voted at the special meeting and 125,453,711 votes of the shares were present in person or by proxy. The proposal was approved with 125,316,568 (99.9%) votes for, 44,295 (<1%) votes against and
          92,848 (<1%) votes abstaining.


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND  REPORTS  ON FORM 8-K

          (a)  EXHIBITS

                          27   Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

                    On February 8, 1996, the Company filed a report on
               Form 8-K announcing that on January 25, 1996, the Company's stockholders adopted the Merger Agreement among the Company, TCI and Merger Sub, pursuant to which Merger Sub was merged into the Company, with the Company as the surviving corporation. The Merger was consummated later that same day and resulted in TCI acquiring control of the Company from the Company's then controlling stockholder.

                    On February 9, 1996, the Company filed a report on
               Form 8-K announcing that on February 8, 1996, the Board of Directors had approved a two-for-one split of the Company's Class A Common Stock and Class B Common Stock to be effected in the form of a stock dividend to holders of record on February 22, 1996.

                    No other reports on Form 8-K were filed during the
               first quarter of 1996.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                 United Video Satellite Group, Inc.
                                            (Registrant)



Date:  May 10, 1996                   /s/  Peter C. Boylan, III
                                 ----------------------------------
                                       Peter C. Boylan, III
                                    Executive Vice President and
                                      Chief Financial Officer