Form 10-Q
period 1996-06-30
UNITED VIDEO SATELLITE GROUP INC
filed 1996-08-14
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED JUNE 30, 1996

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
                Yes  X   No
                    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of August 9, 1996:


TITLE OF CLASS                              NUMBER OF SHARES
Class A Common Stock $.01 Par Value             23,631,086
Class B Common Stock $.01 Par Value             12,373,294

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNITED VIDEO SATELLITE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)

                                             June 30,     December 31,
                                               1996           1995
                                               ----           ----
                                            (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                  $ 46,344       $  28,485
  Marketable securities, at market             33,716          32,208
  Accounts receivable, net of allowance
    for doubtful accounts of $3,708 and
    $1,788 at June 30, 1996 and
    December 31, 1995, respectively            48,695          28,890
  Accrued interest receivable                     624             667
  Prepaid expenses and other                    9,337           5,960
  Deferred tax asset                            1,305           1,371
                                             --------        --------
Total current assets                          140,021          97,581

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 53,416          52,844
Goodwill, net of accumulated amortization
  of $2,880 and $1,733 at June 30, 1996
  and December 31, 1995, respectively          31,502          32,685
Deferred tax asset                                642             475
Other assets                                    2,346           2,295
                                             --------        --------
Total assets                                 $227,927        $185,880
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                           $  3,301        $  4,976
  Accrued liabilities                          42,036          27,441
  Current portion of capital lease
    obligations and long-term debt              7,115           3,053
                                             --------        --------
                                               52,452          35,470
  Customer prepayments                        105,286          49,994
                                             --------        --------
Total current liabilities                     157,738          85,464

Deferred compensation                           5,180           4,269
Capital lease obligations and
  long-term debt                               22,392          23,992
Minority interest                             (43,647)          3,062

Stockholders' equity
  Preferred stock, par value $.01
    per share                                      --              --
  Class A common stock, par value $.01
    per share                                     112              55
  Treasury stock, at cost                         (77)             --
  Class B common stock, par value $.01
    per share                                     248             124
  Additional paid-in capital                   31,285          29,507
  Note receivable from stockholder               (490)           (472)
  Retained earnings                            55,186          39,879
                                             --------        --------
Total stockholders' equity                     86,264          69,093
                                             --------        --------
Total liabilities and stockholders' equity   $227,927        $185,880
                                             ========        ========


                        See accompanying notes.

                  UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1996        1995      1996        1995
                             ----        ----      ----        ----
Revenues:
  Satellite services      $ 99,908     $55,523   $159,043    $107,958
  Advertising sales          5,589       4,202     11,022       7,586
  Systems integration
    services                 9,460          --     18,160          --
  Other                        367         254        540         423
                           -------     -------    -------    --------
                           115,324      59,979    188,765     115,967

Operating expenses:
  Programming and
    delivery                62,025      28,968     93,598      56,501
  Selling, general
    and administrative      34,000      18,750     60,986      35,901
  Depreciation and
    amortization             3,846       2,627      7,425       5,170
                           -------     -------    -------     -------
                            99,871      50,345    162,009      97,572
                           -------     -------    -------     -------
Operating income            15,453       9,634     26,756      18,395
Other income
  (expenses), net              302         (40)       646         191
                           -------     -------    -------     -------

Income before income
  taxes and minority
  interest                  15,755       9,594     27,402      18,586
Provision for income
  taxes                     (4,788)     (3,563)    (9,130)     (6,841)
Minority interest
  in earnings               (3,135)         --     (3,202)         --
                          --------     -------   --------    --------
Net income                $  7,832     $ 6,031   $ 15,070    $ 11,745
                          ========     =======   ========    ========

Common and common
  equivalent shares
  outstanding (1)           37,122      36,583     37,045      36,487

Earnings per
  share (1)               $   0.21     $  0.16   $   0.41    $   0.32



(1)  1995 amounts adjusted for two-for-one stock split (See Note 4).


                         See accompanying notes.

                    UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                               (In thousands)

                                                  Six Months Ended
                                                      June 30,
                                                  1996        1995
                                                  ----        ----
Operating activities:
Net income                                      $15,070     $11,745
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                 7,425       5,170
    Amortization of bond premiums                   220         393
    Loss on asset dispositions                        4          11
    Minority interest in earnings                 3,202          --
    Loss from equity method affiliate                --         115
    Deferred income taxes                          (249)       (245)
    Net deferral of compensation                    911        (324)
    Amortization of deferred lease expense          (44)        363
    Changes in operating assets and
      liabilities:
        Accounts receivable                      (4,893)     (4,356)
        Accrued interest receivable                  43        (179)
        Prepaid expenses and other               (3,068)     (2,880)
        Accounts payable                         (1,675)     (1,412)
        Accrued liabilities                       1,006       1,104
        Customer prepayments                      4,248       7,160
        Other                                        (9)         --
                                                -------     -------
Net cash provided by operating activities        22,191      16,665


Investing activities:
  Capital expenditures                           (6,708)     (4,268)
  Purchases of marketable securities            (15,553)     (5,626)
  Maturities of marketable securities            14,211       3,450
  Other                                            (266)       (652)
                                                -------     -------
Net cash used in investing activities            (8,316)     (7,096)

Financing activities:
  Repayment of capital lease obligations
    and long-term debt                           (1,506)     (1,391)
  Borrowing under SSDS credit facility            3,968          --
  Issuance of stock                               1,522         935
  Decrease in notes receivable
    from stockholders                                --         171
                                                -------     -------
Net cash provided by (used in)
  financing activities                            3,984        (285)
                                                -------     -------

Net increase in cash and cash equivalents        17,859       9,284
Cash and cash equivalents at beginning of
  period                                         28,485      32,524
                                                -------     -------
Cash and cash equivalents at end of period      $46,344     $41,808
                                                =======     =======

Supplemental Disclosures of Cash
  Flow Information:
    Interest paid                               $   887     $ 1,018
    Income taxes paid                           $ 8,330     $ 6,566

                       See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1996




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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The operating results include the results of the combined retail operations of the Company's Superstar Satellite Entertainment division and Liberty Media Corporation's Netlink division beginning on April 1, 1996. (See Note
5).

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.   Contingencies

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight Telecast, Inc. ("StarSight") bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the United States District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25,

                   UNITED VIDEO SATELLITE GROUP, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1994. On July 16, 1994, the Company filed an Amended Complaint seeking declaratory judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid, and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. The trial is currently in adjournment and a date for resumption has not been set, but is anticipated within the next few months. Discovery and trial of all other issues has been stayed. There can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's Prevue Interactive subsidiary and the future financial position or results of operations of the Company.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago Teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, Illinois assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted this tax (which would currently aggregate approximately $350,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court approximately $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. Discovery is proceeding, and the Company anticipates filing dispositive motions within the near future. While the Company believes that this matter will not have a material adverse effect on its business or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $3 million.

                   UNITED VIDEO SATELLITE GROUP, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     On July 20 and July 28, 1994, certain of the Company's Superstar Satellite Entertainment ("Superstar") wholesale programming distributors initiated a complaint proceeding with the Federal Communications Commission ("FCC") which alleged that Superstar was discriminating in its pricing of superstation programming when compared to the rates cable television operators pay for programming. Superstar reached a final settlement agreement with the complainants and the FCC order dismissing the complaints with prejudice was adopted June 17, 1996. The settlement had no significant impact on the Company's results of operations.

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

5.   Retail C-Band Home Satellite Dish Joint Venture

     On August 9, 1996, the Company and Liberty Media Corporation ("Liberty") executed an amended and restated agreement (the "Agreement") under which the Company's Superstar division and Liberty's Netlink division will contribute their retail C-band home satellite dish business' assets, obligations and operations, effective April 1, 1996, to a new entity owned 50% each by UVSG and Liberty. Liberty is a wholly-owned subsidiary of TCI and, accordingly, for financial reporting purposes, the combination will be accounted for as a merger of businesses under common control, whereby the assets and obligations of both Superstar and Netlink will be contributed to the venture at their historical cost. The Agreement amends and restates a letter of intent between the two parties to include necessary elements of the basis upon which Superstar and Netlink are being combined. While documentation for the combination was still being finalized, the new venture commenced operating on a combined basis beginning April 1, 1996 in anticipation of the final agreement being documented as now reflected in the Agreement. The operations of the combined businesses have been consolidated, effective April 1, 1996, with the operating results of the Company as the Company has voting control over the venture's operations.

     Assets being contributed by Liberty to the venture total $14.7 million and consist primarily of $14.4 million of accounts receivable. These assets are subject to liabilities of $64.6 million, consisting of $51.0 million of customer prepayments and $13.6 million of accrued liabilities, which are being assumed by the venture. The Company is contributing $10.3 million of assets to the venture, consisting principally of $5.8 million of accounts receivable and $4.2 million of property and equipment, which are subject to liabilities of $56.5 million, composed of $45.0 million of customer prepayments and $11.5 million of accounts payable and accrued liabilities, which are being assumed by the venture.

     The following pro forma financial information reflects the Company's results of operations for the six-month periods ended June 30, 1996 and 1995 as though the retail operations had been combined as of January 1, 1995:


                                           Six Months Ended
                                               June 30,
                                           1996        1995
                                           ----        ----
                              (in thousands, except per share amounts)

     Pro forma:
      Revenues                          $227,096    $179,335
      Net income                        $ 14,795    $  9,115
      Net income per share              $   0.40    $   0.25

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

     The following table sets forth certain unaudited financial information for the Company and each of the businesses operated by it during the three months and six months ended June 30, 1996 and 1995.

                     Three Months Ended         Six Months Ended
                          June 30,                  June 30,
                     1996         1995          1996          1995
                 -----------  -----------   -----------   ------------
                 Amount  %(1) Amount  %(1)  Amount  %(1)  Amount   %(1)
                 ------  ---  ------  ---   ------  ---   ------   ---
                                    (in thousands)

Revenues:
 Prevue
  Networks(2) $ 12,010  10%  $ 9,715  16%  $ 23,388  12% $ 18,306   16%
 Prevue
  Interactive       41  --         8  --         67  --        18   --
 Superstar(3)   83,537  73    39,524  66    126,759  67    77,961   67
 UVTV            6,381   6     7,700  13     12,954   7    13,931   12
 SSDS(4)         9,460   8       --   --     18,160  10        --   --
 SpaceCom        3,895   3     3,032   5      7,437   4     5,751    5
              -------- ---   ------- ---   -------- ---  --------  ---
  Total       $115,324 100%  $59,979 100%  $188,765 100% $115,967  100%
              ======== ===   ======= ===   ======== ===  ========  ===



EBITDA(5):
 Prevue
  Networks(2) $  5,610  29%  $ 3,849  31%  $ 10,905  32% $  7,542   32%
 Prevue
  Interactive   (1,462) (8)   (1,012) (8)    (2,255) (7)   (1,913)  (8)
 Superstar(3)    9,265  48     5,495  45     14,274  42     9,808   42
 UVTV            4,295  22     3,762  31      8,619  25     7,813   33
 SSDS(4)           720   4        --  --      1,181   4        --   --
 SpaceCom          871   5       167   1      1,457   4       315    1
              -------- ---   ------- ---   -------- ---  --------  ---
  Total       $ 19,299 100%  $12,261 100%  $ 34,181 100% $ 23,565  100%
              ======== ===   ======= ===   ======== ===  ========  ===

Operating income:
 Prevue
  Networks(2) $  3,986  26   $ 2,569  27%  $  7,781  29% $  5,032   27%
 Prevue
  Interactive   (1,561)(10)   (1,078)(11)    (2,452) (9)   (2,036) (11)
 Superstar(3)    8,817  57     5,119  53     13,403  50     9,074   49
 UVTV            3,682  24     3,129  32      7,398  28     6,551   36
 SSDS(4)            21  --        --  --       (157) (1)       --   --
 SpaceCom          508   3      (105) (1)       783   3      (226)  (1)
              -------- ---   -------  ---  -------- ---  --------   ---
 Total        $ 15,453 100%  $ 9,634 100%  $ 26,756 100% $ 18,395  100%
              ======== ===   ======= ===   ======== ===  ========  ===

Consolidated
 depreciation
 and amorti-
 zation       $  3,846       $ 2,627       $  7,425      $  5,170
Consolidated
 capital
 expenditures $  3,908       $ 2,562       $  6,708      $  4,268
Consolidated
 cash flows
 from
 operations   $  1,585       $ 3,241       $ 22,191      $ 16,665

(1) The percentages shown in the above table represent the percentage of the Company's consolidated revenues, EBITDA or operating income, as applicable, attributable to each of the businesses operated by the Company.

(2) The revenues, EBITDA and operating income for Prevue Networks include Prevue Channel, Sneak Prevue and other services offered both domestically and internationally.

(3) The amounts shown in the above table for Superstar represent Superstar's revenues, EBITDA and operating income included in the Company's consolidated results of operations. Beginning April 1, 1996, these operating results include the combined retail operations of Superstar and those of Liberty Media Corporation's Netlink division.

(4) The amounts shown in the above table for SSDS represent SSDS's revenues, EBITDA and operating income included in the Company's consolidated results of operations. The Company increased its ownership interest in SSDS to 70% on July 20, 1995. Prior to that date, the Company accounted for its investment in SSDS under the cost method. Operating results of SSDS for the six months ended June 30, 1995 are shown in the table below under Results of Operations - SSDS.

(5) "EBITDA" represents operating income, plus depreciation and amortization. Financial analysts generally consider EBITDA to be an appropriate measure of performance in the industries in which the Company operates. EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense, and should not be considered as an alternative to net income or to cash flow or to any other generally accepted accounting principles measure of performance, liquidity or financial position.

Results of Operations

Consolidated

     Revenues for the three months ended June 30, 1996 were $115.3 million, an increase of $55.3 million, or 92%, over the same period in 1995. For the six months ended June 30, 1996, revenues were $188.8 million, an increase of $72.8 million, or 63%, over the corresponding 1995 period. The increases in revenues for the quarter and six-month period are primarily due to $40.0 million of additional revenues attributable to Liberty Media Corporation's Netlink division retail operations ("Netlink") which were combined with those of Superstar's retail operations effective April 1, 1996, revenues from system integration services by SSDS, which was acquired in 1995, and increased advertising revenues by Prevue Networks.

     Operating expenses, excluding depreciation and amortization, were $96.0 million for the three months ended June 30, 1996, an increase of $48.3 million, or 101%, when compared to $47.7 million for the same period in 1995. For the six months ended June 30, 1996, operating expenses, excluding depreciation and amortization, were $154.6 million, an increase of $62.2 million, or 67%, over the corresponding 1995 period. Operating expenses, excluding depreciation and amortization, increased primarily due to increased operating costs of $36.8 million attributable to Netlink, operating expenses of SSDS (which were not consolidated in the prior year) and increased personnel costs resulting from additional personnel.

Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the three months and six months ended June 30, 1996 and 1995:


                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1996        1995      1996        1995
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                 $12,010      $9,715   $23,388     $18,306
     Operating expenses,
      before depreciation
      and amortization          6,400       5,866    12,483      10,764
                              -------     -------   -------     -------
     EBITDA                     5,610       3,849    10,905       7,542
     Depreciation and
      amortization              1,624       1,280     3,124       2,510
                              -------     -------   -------     -------
     Operating income         $ 3,986     $ 2,569   $ 7,781     $ 5,032
                              =======     =======   =======     =======

     EBITDA margin
      percentage                47%         40%       47%         41%
     Operating margin
      percentage                33%         26%       33%         27%



     Prevue Networks' revenues for the three months ended June 30, 1996 were $12.0 million, an increase of $2.3 million, or 24%, over the same period in 1995. For the six months ended June 30, 1996, revenues were $23.4 million, an increase of $5.1 million, or 28%, over the corresponding 1995 period. The increases during both periods were largely attributable to national advertising revenues which grew $1.4 million, or 33%, over the second quarter of 1995 and $3.4 million, or 45%, over the first six months of 1995 due to growth in measured viewership. Domestic service fee revenues attributable to Prevue Channel and Sneak Prevue increased $763,000, or 22%, and $114,000, or 7%, respectively, for the quarter and $1.3 million, or 19%, and $207,000, or 7%, respectively, for the six-month period when compared to the same respective 1995 periods. Domestically, Prevue Channel subscriber counts increased by 3.8 million, or 10%, to 40.7 million as of June 30, 1996 compared to those as of June 30, 1995. Sneak Prevue increased by 384,000 subscribers, or 1%, to 26.3 million during the same period.

     Operating expenses, excluding depreciation and amortization, increased by $534,000, or 9%, during the second quarter of 1996 and by $1.7 million, or 16%, for the first six months of 1996 when compared to the same periods in 1995. The increases were due primarily to the addition of new personnel required to support increased sales volumes and development activities and to increases in incentive compensation related to the financial performance of Prevue. Included in operating expenses are the costs incurred by the Company in offering Sneak Prevue and the Company's international expansion.

     Depreciation and amortization during the second quarter of 1996 was $1.6 million, an increase of $344,000, or 27%, over the same period in 1995. For the six months ended June 30, 1996, depreciation and amortization increased $614,000, or 24%, over the same period in 1995. The increases in depreciation and amortization in 1996 were a result of the acquisition of additional customer control units and video production equipment necessary to support the various Prevue products.

Prevue Interactive

     The following table sets forth certain financial information for Prevue Interactive for the three months and six months ended June 30, 1996 and 1995:


                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1996        1995      1996        1995
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                 $    41     $     8    $   67    $    18
     Operating expenses,
      before depreciation
      and amortization          1,503       1,020     2,322      1,931
                              -------     -------    ------     ------
     EBITDA                    (1,462)     (1,012)   (2,255)    (1,913)
     Depreciation and
      amortization                 99          66       197        123
                              -------     -------   -------    -------
     Operating loss           $(1,561)    $(1,078)  $(2,452)   $(2,036)
                              =======     =======   =======    =======


     Prevue Interactive generated no significant revenues during the first six months of 1996 or 1995. The revenues in both 1996 and 1995 were primarily attributable to Quikvue, which launched in late 1994. The Company believes the interactive market has the potential to yield significant revenues in the future; however, the Company does not believe there will be any significant increase in the amount of Prevue Interactive's revenues during 1996.

     The Company's operating expenses, before depreciation and amortization, increased by $483,000, or 47%, during the second quarter of 1996 compared to the same period in 1995. Operating expenses, before depreciation and amortization, were $2.3 million for the six months ended June 30, 1996, an increase of $391,000, or 20%, from the corresponding 1995 period. The increases during both periods were primarily attributable to higher legal expenses associated with the StarSight litigation. The trial associated with this litigation commenced on May 8, 1996. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

     Depreciation and amortization during the second quarter of 1996 was $99,000, an increase of $33,000, or 50%, over the same period in 1995. For the first six months of 1996, depreciation and amortization increased $74,000, or 60%, over the first six months of 1995. The increases in depreciation were primarily due to the acquisition of computer equipment placed in cable systems to support the Quikvue service.

Superstar

     The following table sets forth certain financial information for Superstar for the three months and six months ended June 30, 1996 and 1995:
                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1996        1995      1996        1995
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                 $83,537     $39,524   $126,759    $77,961
     Operating expenses,
      before depreciation
      and amortization         74,272      34,029    112,485     68,153
                              -------     -------   --------    -------
     EBITDA                     9,265       5,495     14,274      9,808
     Depreciation and
      amortization                448         376        871        734
                              -------     -------   --------    -------
     Operating income         $ 8,817     $ 5,119   $ 13,403    $ 9,074
                              =======     =======   ========    =======

     EBITDA margin
      percentage                11%         14%        11%        13%
     Operating margin
      percentage                11%         13%        11%        12%



     Revenues generated by Superstar for the three months ended June 30, 1996 were $83.5 million, an increase of $44.0 million, or 111%, over the same period in 1995. For the six months ended June 30, 1996, revenues were $126.8 million, an increase of $48.8 million, or 63%, over the corresponding period in 1995. Included in the revenue increases for both periods are approximately $40.0 million of revenues attributable to Netlink's operations which were combined with those of Superstar's effective April 1, 1996. Also contributing to the increases were an increase in the number of retail subscribers served, as well as growth in commission income earned as service agent for a program supplier to the direct broadcast satellite (DBS) market. Retail subscribers purchasing programming directly from Superstar and Netlink as of June 30, 1996 totaled approximately 941,000, relatively unchanged during the quarter and an increase of 25,000 during the prior twelve months compared to the aggregate Superstar and Netlink subscribers then existing. During the quarter ended June 30, 1996, the industry declined 1%, decreasing by 24,000 subscribers; however, for the twelve month period ended June 30, 1996, the industry increased by 16,000 subscribers, or 1%. Commission revenues from acting as a service agent in the DBS market increased by approximately $1.9 million and $3.3 million in the second quarter and first six months of 1996, respectively, over those in the same periods in 1995. The current contract governing the commissions earned as a service agent in the DBS market expires December 31, 1996 with commissions on subscribers serviced continuing to be earned through 1999. Negotiations for a renewal of the contract are in process.

     Operating expenses, excluding depreciation and amortization, were $74.3 million in the second quarter of 1996, compared to $34.0 million for the same period in 1995. For the first six months of 1996, operating expenses, excluding depreciation and amortization, increased $44.3 million, or 65%, over the same period in 1995. The increases in operating expenses, before depreciation and amortization, in the second quarter and first six months of 1996 as compared to the previous year's results were due primarily to the expenses attributed to Netlink, increased programming fees, which vary in relation to revenues, and selling, general and administrative costs necessary to service the growing customer base.

     Depreciation and amortization for the second quarter of 1996 was $448,000, an increase of $72,000, or 19%, over the second quarter of 1996. Depreciation and amortization for the first six months of 1996 was $871,000, an increase of $137,000, or 19%, over the same period in 1995. The increases in depreciation and amortization for both periods were a result of the acquisition of additional data processing equipment and office furniture necessitated by the increase in subscribers and employees and an upgrade of the call center.

UVTV

     The following table sets forth certain financial information for UVTV for the three months and six months ended June 30, 1996 and 1995:

                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1996        1995      1996        1995
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                  $6,381      $7,700   $12,954     $13,931
     Operating expenses,
      before depreciation
      and amortization          2,086       3,938     4,335       6,118
                               ------      ------   -------     -------
     EBITDA                     4,295       3,762     8,619       7,813
     Depreciation and
      amortization                613         633     1,221       1,262
                               ------      ------   -------     -------
     Operating income          $3,682      $3,129   $ 7,398     $ 6,551
                               ======      ======   =======     =======

     EBITDA margin
      percentage                 67%         49%       67%         56%
     Operating margin
      percentage                 58%         41%       57%         47%




     UVTV's revenues for the three months ended June 30, 1996 were $6.4 million, a decrease of $1.3 million, or 17%, from the same period in 1995. For the six months ended June 30, 1996, revenues were $13.0 million, a decrease of $1.0 million, or 7%, from the corresponding 1995 period. The decreases in revenues for both periods results primarily from $1.5 million of non-recurring 1995 revenues related to the promotion of a pay-per-view boxing event in the second quarter of 1995. Partially offsetting these non-recurring 1995 revenues were increases in revenues for both periods from UVTV/WGN programming services. UVTV/WGN subscribers increased by 2.2 million, or 7%, from June 1995 to June 1996.

     Operating expenses, excluding depreciation and amortization, were $2.1 million during the second quarter of 1996, a decrease of $1.9 million, or 47%, from those during the second quarter of 1995. For the six months ended June 30, 1996, operating expenses, excluding depreciation and amortization, decreased $1.8 million, or 29%, from the corresponding period in 1995. The decreases in operating expenses for both periods results primarily from non-recurring 1995 expenses associated with the pay-per-view boxing event and cost saving measures implemented in 1996.

     Depreciation and amortization in the second quarter of 1996 was $613,000, a reduction of $20,000, or 3%, compared to the same period in 1995. For the six months ended June 30, 1996, depreciation and amortization was $1.2 million, $41,000, or 3%, lower than for the same period in 1995.

SSDS

     The following table sets forth certain financial information for SSDS for the three months and six months ended June 30, 1996 and 1995:

                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1996        1995      1996        1995
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                  $9,460      $7,872   $18,160     $16,032
     Operating expenses,
      before depreciation
      and amortization          8,740       7,644    16,979      14,926
                               ------      ------    ------     -------
     EBITDA                       720         228     1,181       1,106
     Depreciation and
      amortization                196          82       333         190
                               ------      ------    ------     -------
     Operating income          $  524      $  146    $  848     $   916
                               ======      ======   =======     =======

     EBITDA margin
      percentage                 8%          3%        7%          7%
     Operating margin
      percentage                 6%          2%        5%          6%


     The results of operations of SSDS have been consolidated with the results of operations of the Company for reporting purposes subsequent to July 20, 1995, the date the Company increased its ownership interest in SSDS to 70%. The above table and following discussion are based on the financial statements of SSDS, both prior to and subsequent to its July 20, 1995 acquisition date and do not include the amortization of goodwill resulting from the acquisition, which amounted to approximately $503,000 and $1.0 million for the second quarter and six months ended June 30, 1996, respectively.

     SSDS' revenues for the second quarter of 1996 were $9.5 million, an increase of $1.6 million, or 20%, compared to the second quarter of 1995. Revenues for the first six months of 1996 were $18.2 million, an increase of $2.1 million, or 13%, over the same period in 1995. The increases in revenues during the second quarter and first six months of 1996 were primarily due to increased revenues in the public sector. Revenues from the public sector during the first quarter of 1995 were negatively impacted by a contractual dispute on a government project. Commercial and defense revenues were relatively flat compared to the same periods in the prior year. Defense revenues in the first quarter of 1996 were negatively impacted by the severe weather conditions on the East coast which virtually shut down the defense sector for most of one week.

     Operating expenses, before depreciation and amortization, increased during the second quarter of 1996 by $1.1 million, or 14%, over the same period in 1995 to $8.7 million. The increase in operating expense during the second quarter was primarily due to the cost of additional technical personnel commensurate with the increase in revenues and additional service development costs to develop and enhance product delivery. For the six months ended June 30, 1996, operating expenses, excluding depreciation and amortization, increased $2.1 million, or 14%, from the corresponding 1995 period. The increase in operating expense during the first six months results primarily from the causes explained for the second quarter increases and payroll costs that were absorbed in overhead and not billable due to inclement weather conditions on the East coast during the first quarter of 1996.

     Depreciation expense during the second quarter of 1996 was $196,000, an increase of $114,000, or 139%, over the second quarter of 1995. Depreciation expense during the six months ended June 30, 1996 increased by $143,000, or 75%, over the same period in 1995. The increases in both periods were the result of ongoing infrastructure equipment upgrades and new equipment to support the increase of new employees over 1995.

SpaceCom

     The following table sets forth certain financial information for SpaceCom for the three months and six months ended June 30, 1996 and 1995:



                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1996        1995      1996        1995
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                  $3,895      $3,032    $7,437     $5,751
     Operating expenses,
      before depreciation
      and amortization          3,024       2,865     5,980      5,436
                               ------      ------    ------     ------
     EBITDA                       871         167     1,457        315
     Depreciation and
      amortization                363         272       674        541
                               ------      ------    ------     ------
     Operating income          $  508      $ (105)   $  783     $ (226)
                               ======      ======    ======     ======
     EBITDA margin
      percentage                 22%         6 %       20%        5 %
     Operating margin
      percentage                 13%        (3)%       11%       (4)%


     SpaceCom's revenues for the three months ended June 30, 1996 were $3.9 million, an increase of $863,000, or 28%, over the same period in 1995. For the six months ended June 30, 1996, revenues were $7.4 million, an increase of $1.7 million, or 29%, over the corresponding 1995 period. The increases in revenues in both periods were attributable principally to increased demand for channel space from SpaceCom's existing paging customers. SpaceCom's transponders had an average occupancy, based on revenue dollars, of 68% as of June 30, 1996, compared to 51% as of June 30, 1995.

     Operating expenses, excluding depreciation and amortization, were $3.0 million during the second quarter of 1996, an increase of $159,000, or 6%, compared to the same period in 1995. During the six months ended June 30, 1996, operating expenses, excluding depreciation and amortization increased $544,000, or 10%, over the corresponding 1995 period. The increases in operating expenses, before depreciation and amortization, for both periods resulted primarily from increased compensation expenses as SpaceCom increased the number of sales and engineering personnel.

     Depreciation and amortization in the second quarter of 1996 was $363,000, an increase of $91,000, or 33%, over that in the same period in 1995. For the six months ended June 30, 1996, depreciation and amortization was $674,000, an increase of $133,000, or 25%, over the corresponding 1995 period. The increases in depreciation and amortization for both periods were the result of acquiring new assets to provide a wider range of services.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and investments. During the first six months of 1996, net cash flows from operating activities were $22.2 million, reflecting the continued growth of the Company's after-tax earnings. This cash plus existing cash resources were used to fund capital expenditures of $6.7 million and the reduction in the Company's capitalized lease obligations of $1.5 million during the six-month period.

     At June 30, 1996, the Company's cash, cash equivalents and marketable securities aggregated $80.1 million, an increase of $19.4 million over that as of December 31, 1995. The above total includes $2.4 million of cash and cash equivalents held by SSDS, in which the Company has a 70% ownership interest. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of June 30, 1996, approximately $33.7 million of such securities had maturities greater than 90 days and, accordingly, were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits investments in fixed rate securities with maturities in excess of eighteen months from the date of investment.

     The Company has a credit agreement with a bank under which, subject to certain conditions, the bank has agreed to lend up to $10.0 million on a revolving basis through March 30, 1997, at which time the outstanding balance, if any, will convert to a five-year term amortizing loan. Borrowings under this facility are guaranteed by the Company's subsidiaries, excluding SSDS, and bear interest at the bank's designated prime rate, the London Interbank Offering Rate ("LIBOR") plus a margin or the Certificate of Deposit rate plus a margin. At June 30, 1996, $150,000 in letters of credit and no borrowings were outstanding under the credit facility.

     In addition, SSDS has a revolving credit facility with a bank which provides for unsecured borrowings up to $7.5 million, subject to certain conditions, and which expires August 31, 1996. Borrowings under this credit facility bear interest at the bank's designated prime rate or LIBOR plus a margin. There were $4.0 million of borrowings outstanding under this credit facility at June 30, 1996.

     The Company collects annually, in advance, a majority of its Superstar and Netlink retail subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of June 30, 1996, the unearned portion of all prepayments totaled $105.3 million, of which approximately $94.0 million, or 89%, was attributable to the combined retail operations of Superstar and Netlink. Aggregate unearned prepayments increased by $55.3 million, or 111%, during the first six months of 1996 primarily due to the customer prepayments associated with Netlink's retail operations, which were combined with those of Superstar's effective April 1, 1996. Superstar and Netlink generally offer a refund of unearned prepayments at the customer's option if service is discontinued for any reason. In the case of UVTV and Prevue Networks, the Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments through approximately 2004 aggregating $25.0 million as of June 30, 1996, a reduction of $1.5 million, or 6%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.1 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $2.8 million in operating expenses, net of sublease revenue, during the six months ended June 30, 1996.

     Capital expenditures during the six months ended June 30, 1996 of $6.7 million were principally attributable to the purchase of digital control units for use by Prevue and to data processing equipment and furniture, fixtures and facilities used by the Company.

     In connection with development of its Prevue Interactive technology and in defending itself against certain patent infringement claims by StarSight, the Company made expenditures during the first six months of 1996 totaling approximately $2.6 million and estimates that its total expenditures during 1996 will aggregate approximately $5.5 million. These expenditures for 1996 are expected to relate primarily to (i) continued market testing of the Company's interactive technology, (ii) on-going software development which will make the Company's interactive technology compatible with new set-top converters, (iii) the launch of Quikvue and Prevue Express to cable television systems that acquire and install new set-top converters, and
(iv) continued patent litigation. The Company anticipates that substantially all of the anticipated expenditures will be expensed as incurred and will be funded by working capital and cash generated by operations and from the Company's other available capital resources.
At the present time, the Company is unable to estimate the amount of funds that will be necessary to implement its plan for the development of its interactive technology or to develop additional applications for such technology, as much depends on the pace of technological developments, the response of cable television systems and their subscribers to initial interactive services and other factors beyond the Company's control.

     The Company believes that currently available cash and cash equivalents, marketable securities, cash flow generated from operations and funds available under its credit facility, will provide the resources necessary to meet its working capital and related financing needs for the foreseeable future and to pursue opportunities to expand its businesses.

     The Company announced on June 26, 1996 that the Company and News Corporation ("News Corp") had signed a letter of intent to combine their efforts in the electronic program guide market, including the development of the next generation of interactive television guides. The Company will contribute its Prevue Networks business to the new venture in exchange for a 50% ownership interest in the venture. In addition, the Company will contribute its Prevue Interactive business in exchange for a preferential return. News Corp will contribute $126 million in cash and $9 million in other assets to the venture in exchange for a 50% ownership interest in the venture. Additionally, News Corp and TCI will contribute the operations of TV Guide on Screen, TCI's joint venture with News Corp, in exchange for a preferential return. The venture will be consolidated with the operating results of the Company for financial reporting purposes. The new venture has also agreed in principle on the terms of a master affiliation agreement with a subsidiary of TCI and their affiliates for its products which includes substantial subscriber penetration commitments and an agreement to launch the venture's planned digital interactive guide. Negotiations are in process on definitive agreements. The Company continues to explore this opportunity and other opportunities to expand its existing businesses, develop new products and acquire interests in new businesses.

     In connection with the venture discussed above, Prevue Networks is re-evaluating the timing and scope of its previously announced plans to install a MPEG II video file server platform, including locally placed digital video file servers, which would enable the Company to deliver existing and new services in digitally compressed formats.

Cautionary Statement

     This report contains "forward looking statements" within the meaning of the federal securities laws, including the possible installation of new file servers by Prevue Networks, the Company's negotiations with News Corp and pursuit of certain business activities and other statements of expectations, beliefs, plans and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, changes in the regulation of the cable television industry adverse to the Company's services, loss of the cable compulsory license provided by federal law, the willingness of cable television systems to acquire and install new equipment that will allow the Company effectively to market its interactive technology, increased price and service competition within the industry, the Company's ability to reach agreement on the terms of the joint venture with News Corp, the Company's ability to keep pace with technological developments and the Company's dependence upon intellectual property rights, including the Company's ability to defend itself against claims by StarSight and others asserting infringement of their intellectual property.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The trial with respect to the validity, infringement and inequitable conduct issues relative to StarSight Telecast, Inc.'s U.S. Patent No. 4,706,121 and pending Reexamination Certificate B1 4,706,121, which commenced on May 8, 1996, is currently in adjournment and a date for resumption has not been set.

          Superstar Satellite Entertainment reached a final settlement agreement with certain wholesale programming distributors who had initiated a complaint proceeding with the Federal Communications Commission ("FCC") alleging that Superstar was discriminating in its pricing of superstation programming when compared to the rates cable television operators pay for programming. The FCC order dismissing the complaints with prejudice was adopted June 17, 1996.

ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          In connection with the Company's annual meeting of stockholders held on May 15, 1996, the Company submitted for vote of the stockholders the following matters; 147,314,026 votes of the Company's Class A Common Stock and Class B Common Stock were entitled to be voted at the meeting and 132,517,462 votes of the shares were present in person or by proxy:

          a) the election of directors to serve until the annual meeting of stockholders in 1997. The nominees recommended by management and the board of directors were elected; each nominee received 132,490,177 votes for and 27,285 votes were withheld.

          b)  the ratification and approval of the United Video
              Satellite Group, Inc. Stock Option Plan for Non-Employee Directors (the "Plan"). The Plan was so ratified and approved with 132,296,572 votes for, 214,550 votes against and 6,090 votes abstaining.

          c) the ratification of the selection by the Board of Directors of Ernst & Young LLP as the Company's independent auditors for the year ending December 31, 1996. The selection was so ratified with 132,510,747 votes for, 2,865 votes against and 3,850 votes abstaining.


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  EXHIBITS

              10   Stock Option Plan for Non-Employee Directors
              27   Financial Data Schedule

          b)  REPORTS ON FORM 8-K

              No reports on form 8-K were filed during the second quarter of 1996.

              On August 9, 1996, the Company filed a report on Form 8-K reporting the execution of an agreement governing the formation of Superstar/Netlink Group LLC.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 United Video Satellite Group, Inc.
                                            (Registrant)




Date:  August 13, 1996                /s/ Peter C. Boylan, III
                                 ----------------------------------
                                       Peter C. Boylan, III
                                    Executive Vice President and
                                      Chief Financial Officer