Form 10-Q
period 1996-09-30
UNITED VIDEO SATELLITE GROUP INC
filed 1996-11-13
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED SEPTEMBER 30, 1996

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
                Yes  X   No
                    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of November 8, 1996:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             23,782,286
Class B Common Stock $.01 Par Value             12,373,294

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNITED VIDEO SATELLITE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)

                                           September 30,   December 31,
                                               1996           1995
                                               ----           ----
                                            (unaudited)
ASSETS
Current assets
  Cash and cash equivalents                  $ 31,586       $  28,485
  Marketable securities, at market             58,722          32,208
  Accounts receivable, net of allowance
    for doubtful accounts of $4,438 and
    $1,788 at September 30, 1996 and
    December 31, 1995, respectively            46,758          28,890
  Accrued interest receivable                     735             667
  Prepaid expenses and other                   11,346           5,960
  Deferred tax asset                              729           1,371
                                             --------        --------
Total current assets                          149,876          97,581

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 55,639          52,844
Goodwill, net of accumulated amortization
  of $3,520 and $1,733 at September 30,
  1996 and December 31, 1995, respectively     32,154          32,685
Minority interest                              42,822              --
Deferred tax asset                                 46             475
Other assets                                    2,201           2,295
                                             --------        --------
Total assets                                 $282,738        $185,880
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable                           $ 10,427        $  4,976
  Accrued liabilities                          43,172          27,441
  Current portion of capital lease
    obligations and long-term debt              6,842           3,053
                                             --------        --------
                                               60,441          35,470
  Customer prepayments                         99,166          49,994
                                             --------        --------
Total current liabilities                     159,607          85,464

Deferred compensation                           2,050           4,269
Capital lease obligations and
  long-term debt                               21,570          23,992
Minority interest                               4,726           3,062

Stockholders' equity
  Preferred stock, par value $.01
    per share                                      --              --
  Class A common stock, par value $.01
    per share                                     236              55
  Treasury stock, at cost                         (77)             --
  Class B common stock, par value $.01
    per share                                     124             124
  Additional paid-in capital                   32,346          29,507
  Note receivable from stockholder               (500)           (472)
  Retained earnings                            62,656          39,879
                                             --------        --------
Total stockholders' equity                     94,785          69,093
                                             --------        --------
Total liabilities and stockholders' equity   $282,738        $185,880
                                             ========        ========


                        See accompanying notes.

                  UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                            Three Months Ended     Nine Months Ended
                               September 30,         September 30,
                             1996        1995      1996         1995
                             ----        ----      ----         ----
Revenues:
  Satellite services      $105,646     $57,214   $264,688    $165,173
  Advertising sales          5,763       4,011     16,785      11,597
  Systems integration
    services                 6,100       6,427     24,260       6,427
  Other                        192         249        732         672
                           -------     -------    -------    --------
                           117,701      67,901    306,465     183,869

Operating expenses:
  Programming and
    delivery                63,677      30,006    157,275      86,508

  Selling, general
    and administrative      34,785      25,100     95,771      61,002
  Depreciation and
    amortization             4,512       3,147     11,936       8,317
                           -------     -------    -------     -------
                           102,974      58,253    264,982     155,827
                           -------     -------    -------     -------
Operating income            14,727       9,648     41,483      28,042
Other income
  (expenses), net              423        (430)     1,069        (238)
                           -------     -------    -------     -------

Income before income
  taxes and minority
  interest                  15,150       9,218     42,552      27,804
Provision for income
  taxes                     (4,241)     (3,822)   (13,371)    (10,663)
Minority interest
  in earnings               (3,400)       (116)    (6,602)       (116)
                          --------     -------   --------    --------
Net income                $  7,509     $ 5,280   $ 22,579    $ 17,025
                          ========     =======   ========    ========

Common and common
  equivalent shares
  outstanding (1)           37,042      36,738     37,044     36,562

Earnings per
  share (1)               $   0.20     $  0.14   $   0.61   $   0.47



(1)  1995 amounts adjusted for two-for-one stock split (See Note 4).


                         See accompanying notes.

                    UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                               (In thousands)

                                                 Nine Months Ended
                                                    September 30,
                                                  1996        1995
                                                  ----        ----
Operating activities:
Net income                                      $22,579     $17,025
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                11,936       8,317
    Minority interest in earnings                 6,602         116
    Net deferral of compensation                 (2,219)        421
    Non-cash compensation expense                 1,061          --
    Deferred income taxes                           979        (578)
    Amortization of bond premiums                   386         503
    Loss on asset dispositions                       39          71
    Loss from equity method affiliate                --         146
    Amortization of deferred lease expense          (89)        341
    Changes in operating assets and
      liabilities:
        Accounts receivable                      (2,455)     (5,133)
        Accrued interest receivable                 (68)        253
        Prepaid expenses and other               (4,979)     (4,127)
        Accounts payable                          5,381      (1,913)
        Accrued liabilities                       2,946       4,179
        Customer prepayments                     (4,389)      7,418
        Other                                       (18)         --
                                                -------     -------
Net cash provided by operating activities        37,692      27,039


Investing activities:
  Capital expenditures                          (10,000)     (6,548)
  Purchases of marketable securities            (42,352)    (29,273)
  Maturities of marketable securities            15,742      33,668
  Investment in SSDS, Inc., net of cash
    acquired                                       (106)    (25,204)
  Investments in affiliates and other
    long-term assets                               (120)       (706)
  Other                                            (644)        (10)
                                                -------     -------
Net cash used in investing activities           (37,480)    (28,073)

Financing activities:
  Repayment of capital lease obligations
    and long-term debt                           (2,260)     (2,107)
  Borrowing under SSDS credit facility            3,627
  Issuance of stock                               1,522         951
  Decrease in notes receivable
    from stockholders                                --         150
                                                -------     -------
Net cash provided by (used in)
  financing activities                            2,889      (1,006)
                                                -------     -------

Net increase (decrease) in cash and
  cash equivalents                                3,101      (2,040)
Cash and cash equivalents at beginning of
  period                                         28,485      32,524
                                                -------     -------
Cash and cash equivalents at end of period      $31,586     $30,484
                                                =======     =======

Supplemental Disclosures of Cash
  Flow Information:
    Interest paid                               $ 1,470     $ 1,522
    Income taxes paid                           $12,777     $10,023

                       See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1996




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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. The operating results include the results of the combined retail operations of the Company's Superstar Satellite Entertainment division and Liberty Media Corporation's Netlink division beginning on April 1, 1996. (See Note 5).

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

     Assets being contributed by Liberty to the venture total $14.7 million and consist primarily of $14.3 million of accounts receivable. These assets are subject to liabilities of $64.0 million, consisting of $50.9 million of customer prepayments and $13.1 million of accounts payable and accrued liabilities. The Company is contributing $9.4 million of assets to the venture, consisting principally of $4.9 million of accounts receivable and $4.2 million of property and equipment, which are subject to liabilities of $55.6 million, composed of $44.3 million of customer prepayments and $11.3 million of accounts payable and accrued liabilities.

     The following pro forma financial information reflects the Company's results of operations for the nine-month periods ended
September 30, 1996 and 1995 as though the retail operations had been combined as of January 1, 1995:


                                           Nine Months Ended
                                             September 30,
                                           1996         1995
                                           ----         ----
                              (in thousands, except per share amounts)

     Pro forma:
      Revenues                          $344,796     $284,223
      Net income                        $ 22,304     $ 13,183
      Net income per share              $   0.60     $   0.36

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

     The following table sets forth certain unaudited financial information for the Company and each of the businesses operated by it during the three months and nine months ended September 30, 1996 and 1995.

                     Three Months Ended         Nine Months Ended
                       September 30,              September 30,
                    1996          1995         1996           1995
                 -----------  -----------   -----------   ------------
                 Amount  %(1) Amount  %(1)  Amount  %(1)  Amount   %(1)
                 ------  ---  ------  ---   ------  ---   ------   ---
                                    (in thousands)

Revenues:
 Prevue
  Networks(2) $ 12,411  11%  $ 9,990  15%  $ 35,799  12% $ 28,297   15%
 Prevue
  Interactive       70  --        17  --        137  --        35   --
 Superstar(3)   88,352  75    41,669  61    215,111  70   119,630   65
 UVTV            6,676   6     6,592  10     19,630   6    20,523   11
 SSDS(4)         6,100   5     6,427   9     24,260   8     6,427    4
 SpaceCom        4,092   3     3,206   5     11,528   4     8,957    5
              -------- ---   ------- ---   -------- ---  --------  ---
  Total       $117,701 100%  $67,901 100%  $306,465 100% $183,869  100%
              ======== ===   ======= ===   ======== ===  ========  ===

EBITDA(5):
 Prevue
  Networks(2) $  4,470  23%  $ 4,417  34%  $ 15,375  29% $ 11,959   33%
 Prevue
  Interactive   (1,535) (8)   (1,838)(14)    (3,790) (7)   (3,751) (10)
 Superstar(3)   11,074  57     5,413  42     25,348  47    15,221   42
 UVTV            4,360  23     3,991  31     12,979  24    11,803   32
 SSDS(4)           (95) --       717   6      1,085   2       717    2
 SpaceCom          965   5        95   1      2,422   5       410    1
              -------- ---   ------- ---   -------- ---  --------  ---
  Total       $ 19,239 100%  $12,795 100%  $ 53,419 100% $ 36,359  100%
              ======== ===   ======= ===   ======== ===  ========  ===

Operating income:
 Prevue
  Networks(2) $  2,415  16%  $ 3,017  31%  $ 10,196  25% $  8,049   29%
 Prevue
  Interactive   (1,654)(11)   (1,911)(20)    (4,106)(10)   (3,947) (14)
 Superstar(3)   10,457  71     5,067  53     23,860  57    14,140   51
 UVTV            3,740  26     3,374  35     11,138  27     9,925   35
 SSDS(4)          (832) (6)      296   3       (989) (2)      296    1
 SpaceCom          601   4      (195) (2)     1,384   3      (421)  (2)
              -------- ---    ------ ---   -------- ---   -------- ---
 Total        $ 14,727 100%   $9,648 100%  $ 41,483 100%  $ 28,042 100%
              ======== ===    ====== ===   ======== ===   ======== ===

Consolidated
 depreciation
 and amorti-
 zation       $  4,512       $ 3,147       $ 11,936       $  8,317
Consolidated
 capital
 expenditures $  3,292       $ 2,280       $ 10,000       $  6,548
Consolidated
 cash flows
 from
 operations   $ 15,501       $10,374       $ 37,692       $ 27,039

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

(4) The amounts shown in the above table for SSDS represent SSDS's revenues, EBITDA and operating income included in the Company's consolidated results of operations. The Company increased its ownership interest in SSDS to 70% on July 20, 1995. Prior to that date, the Company accounted for its investment in SSDS under the cost method. Operating results of SSDS for the nine months ended September 30, 1995 are shown in the table below under Results of Operations - SSDS.

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

Results of Operations

Consolidated

     Revenues for the three months ended September 30, 1996 were $117.7 million, an increase of $49.8 million, or 73%, over the same period in 1995. For the nine months ended September 30, 1996, revenues were $306.5 million, an increase of $122.6 million, or 67%, over the corresponding 1995 period. The increases in revenues for the quarter and nine-month period are primarily due to $40.2 million and $78.6 million, respectively, of additional revenues attributable to Liberty Media Corporation's Netlink division retail operations ("Netlink") which were combined with those of Superstar's retail operations effective April 1, 1996, revenues from system integration services by SSDS, which was acquired in 1995, and increased advertising revenues by Prevue Networks.

     Operating expenses, excluding depreciation and amortization, were $98.5 million for the three months ended September 30, 1996, an increase of $43.4 million, or 79%, when compared to $55.1 million for the same period in 1995. For the nine months ended September 30, 1996, operating expenses, excluding depreciation and amortization, were $253.0 million, an increase of $105.5 million, or 72%, over the corresponding 1995 period. Operating expenses, excluding depreciation and amortization, increased primarily due to increased operating costs of $36.5 million and $71.8 million, respectively, attributable to Netlink, operating expenses of SSDS (which were not consolidated in the prior year) and increased personnel costs resulting from additional personnel, primarily attributable to the growth in Prevue Networks and Superstar. Included in operating expenses, for both the quarter and nine months ended September 30, 1996, were approximately $1.9 million and $2.4 million, respectively, of non-recurring charges associated with failed transaction costs, StarSight litigation, severance and other items, while for the same periods in 1995, $1.1 million and $1.3 million, respectively, of costs associated with the StarSight litigation and other matters were incurred.

     Depreciation and amortization during the third quarter of 1996 was $4.5 million, an increase of $1.4 million, or 43%, over the same period in 1995. For the nine months ended September 30, 1996, depreciation and amortization increased $3.6 million, or 44%, over the same period in 1995. The increases in depreciation and amortization in 1996 were a result of the acquisition of equipment to support the various Prevue products, growth in Superstar subscribers and personnel and amortization of the goodwill resulting from the Company's investment in SSDS.

     Other income and expenses for the third quarter and nine months ended September 30, 1996 increased $853,000 and $1.3 million, respectively, over the same periods in 1995. Included in the 1995 periods were approximately $900,000 and $1.3 million, respectively, of non-recurring expenses associated with the merger between the Company and Tele-Communications, Inc.

Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the three months and nine months ended September 30, 1996 and 1995:

                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                1996        1995     1996         1995
                                ----        ----     ----         ----
                                            (in thousands)


     Revenues                 $12,411     $9,990    $35,799     $28,297
     Operating expenses,
      before depreciation
      and amortization          7,941      5,573     20,424      16,338
                              -------     ------    -------     -------
     EBITDA                     4,470      4,417     15,375      11,959
     Depreciation and
      amortization              2,055      1,400      5,179       3,910
                              -------     ------    -------     -------
     Operating income         $ 2,415     $3,017    $10,196     $ 8,049
                              =======     ======    =======     =======

     EBITDA margin
      percentage                 36%        44%       43%         42%
     Operating margin
      percentage                 19%        30%       28%         28%



     Prevue Networks' revenues for the three months ended September 30, 1996 were $12.4 million, an increase of $2.4 million, or 24%, over the same period in 1995. For the nine months ended September 30, 1996, revenues were $35.8 million, an increase of $7.5 million, or 27%, over the corresponding 1995 period. The increases during both periods were largely attributable to national advertising revenues which grew $1.7 million, or 43%, over the third quarter of 1995 and $5.1 million, or 44%, over the first nine months of 1995 due to growth in measured viewership. Domestic service fee revenues attributable to Prevue Channel and Sneak Prevue increased $411,000, or 11%, and $145,000, or 9.1%, respectively, for the quarter and $1.7 million, or 17%, and $351,000, or 8%, respectively, for the nine-month period when compared to the same respective 1995 periods. Domestically, Prevue Channel subscriber counts increased by 3.1 million, or 8%, to 40.8 million as of September 30, 1996 compared to those as of September 30, 1995.
Sneak Prevue increased by 8.9 million subscribers, or 35%, to 34.8 million during the same period. This increase includes approximately
8.6 million subscribers acquired as a result of the formation of Sneak Prevue LLC, an entity formed in September 1996 to combine StarNet, Inc.'s ("StarNet") pay-per-view promotion product with Sneak Prevue.

     Operating expenses, excluding depreciation and amortization, increased by $2,4 million, or 42%, during the third quarter of 1996 and by $4.1 million, or 25%, for the first nine months of 1996 when compared to the same periods in 1995. The increased operating expenses were due primarily to increased compensation and maintenance expenses. Compensation expense increased as a result of additional employees to accommodate Prevue's growth and severance paid to three executives. Maintenance expense increased as a result of a repair project on the Amiga platform and laser players.

     Depreciation and amortization during the third quarter of 1996 was $2.1 million, an increase of $655,000, or 47%, over the same period in 1995. For the nine months ended September 30, 1996, depreciation and amortization increased $1.3 million, or 32%, over the same period in 1995. The increases in depreciation and amortization in 1996 were a result of the acquisition of additional customer control units and video production equipment necessary to support the various Prevue products.

Prevue Interactive

     The following table sets forth certain financial information for Prevue Interactive for the three months and nine months ended September 30, 1996 and 1995:



                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                1996        1995      1996         1995
                                ----        ----      ----         ----
                                            (in thousands)


     Revenues                 $    70    $    17     $  137     $   35
     Operating expenses,
      before depreciation
      and amortization          1,605      1,855      3,927      3,786
                              -------    -------     ------     ------
     EBITDA                    (1,535)    (1,838)    (3,790)    (3,751)

     Depreciation and
      amortization                119         73        316        196
                              -------    -------    -------    -------
     Operating loss           $(1,654)   $(1,911)   $(4,106)   $(3,947)
                              =======    =======    =======    =======


     Prevue Interactive generated no significant revenues during the first nine months of 1996 or 1995. The revenues in both 1996 and 1995 were primarily attributable to Quikvue, which launched in late 1994. The Company believes the interactive market has the potential to yield significant revenues in the future; however, the Company does not believe there will be any significant increase in the amount of Prevue Interactive's revenues during 1996.

     The Company's operating expenses, before depreciation and amortization, decreased by $250,000, or 13%, during the third quarter of 1996 compared to the same period in 1995. Operating expenses, before depreciation and amortization, were $3.9 million for the nine months ended September 30, 1996, an increase of $141,000, or 4%, from the corresponding 1995 period. Decreased operating expenses for the quarter resulted from decreased legal costs associated with the StarSight litigation offset in part by increased compensation expense related to severance payments to one executive. Increased operating expenses for the nine-month period are a result of increased compensation expense offset in part by decreased legal costs. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

     Depreciation and amortization during the third quarter of 1996 was $119,000, an increase of $46,000, or 63%, over the same period in 1995. For the first nine months of 1996, depreciation and amortization increased $120,000, or 61%, over the first nine months of 1995. The increases in depreciation were primarily due to the acquisition of computer equipment placed in cable systems to support the Quikvue service.

Superstar

     The following table sets forth certain financial information for Superstar for the three months and nine months ended September 30, 1996 and 1995:
                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                1996        1995     1996         1995
                                ----        ----     ----         ----
                                           (in thousands)


     Revenues                 $88,352     $41,669   $215,111   $119,630
     Operating expenses,
      before depreciation
      and amortization         77,278      36,256    189,763    104,409
                              -------     -------   --------   --------
     EBITDA                    11,074       5,413     25,348     15,221

     Depreciation and
      amortization                617         346      1,488      1,081
                              -------     -------   --------   --------
     Operating income         $10,457     $ 5,067   $ 23,860   $ 14,140
                              =======     =======   ========   ========

     EBITDA margin
      percentage                13%         13%        12%        13%
     Operating margin
      percentage                12%         12%        11%        12%



     Revenues generated by Superstar for the three months ended September 30, 1996 were $88.4 million, an increase of $46.7 million, or 112%, over the same period in 1995. For the nine months ended September 30, 1996, revenues were $215.1 million, an increase of $95.5 million, or 80%, over the corresponding period in 1995. Included in the revenue increases for the three and nine month periods, respectively, are approximately $40.2 million and $78.6 million of revenues attributable to Netlink's operations which were combined with those of Superstar's effective April 1, 1996. Also contributing to the increases were an increase in the number of retail subscribers served, as well as growth in commission income earned as service agent for a program supplier to the direct broadcast satellite (DBS) market. Retail subscribers purchasing programming directly from Superstar and Netlink as of September 30, 1996 totaled approximately 992,000, an increase of 51,000 during the quarter and an increase of 96,000 during the prior twelve months compared to the aggregate Superstar and Netlink subscribers then existing. During the quarter ended September 30, 1996, the venture purchased approximately 36,000 subscribers from Jones Satellite which are included in the above increases. During the quarter ended September 30, 1996, the industry declined 1%, decreasing by 16,000 subscribers and for the twelve month period ended September 30, 1996, the industry decreased by 49,000 subscribers, or 2%. Commission revenues from acting as a service agent in the DBS market increased by approximately $2.5 million and $5.8 million in the third quarter and first nine months of 1996, respectively, over those in the same periods in 1995. The current contract governing the commissions earned as a service agent in the DBS market expires December 31, 1996 with commissions on subscribers serviced continuing to be earned through 1999. Negotiations for a renewal of the contract are on-going; however, the parties have been unable to reach agreement on the terms of a new contract to date.

     Operating expenses, excluding depreciation and amortization, were $77.3 million in the third quarter of 1996, compared to $36.3 million for the same period in 1995. For the first nine months of 1996, operating expenses, excluding depreciation and amortization, increased $85.4 million, or 82%, over the same period in 1995. The increases in operating expenses, before depreciation and amortization, in the third quarter and first nine months of 1996 as compared to the previous year's results were due primarily to the expenses attributed to Netlink, increased programming fees, which vary in relation to revenues, and selling, general and administrative costs necessary to service the growing customer base.

     Depreciation and amortization for the third quarter of 1996 was $617,000, an increase of $271,000, or 78%, over the third quarter of 1995. Depreciation and amortization for the first nine months of 1996 was $1.5 million, an increase of $407,000, or 38%, compared to the same period in 1995. The increases in depreciation and amortization for both periods were a result of the acquisition of additional data processing equipment and office furniture necessitated by the increase in subscribers and employees and an upgrade of the call center.

UVTV

     The following table sets forth certain financial information for UVTV for the three months and nine months ended September 30, 1996 and 1995:

                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                1996        1995     1996         1995
                                ----        ----     ----         ----
                                            (in thousands)


     Revenues                  $6,676      $6,592   $19,630     $20,523
     Operating expenses,
      before depreciation
      and amortization          2,316       2,601     6,651       8,720
                               ------      ------   -------     -------
     EBITDA                     4,360       3,991    12,979      11,803
     Depreciation and
      amortization                620         617     1,841       1,878
                               ------      ------   -------     -------
     Operating income          $3,740      $3,374   $11,138     $ 9,925
                               ======      ======   =======     =======

     EBITDA margin
      percentage                 65%         61%       66%         58%
     Operating margin
      percentage                 56%         51%       57%         48%




     UVTV's revenues for the three months ended September 30, 1996 were $6.7 million, an increase of $84,000, or 1%, from the same period in 1995. For the nine months ended September 30, 1996, revenues were $19.6 million, a decrease of $893,00, or 4%, from the corresponding 1995 period. The decrease in revenues resulted primarily from $2.0 million of non-recurring 1995 revenues related to the promotion of a pay-per-view boxing event in the second quarter of 1995. Partially offsetting these non-recurring 1995 revenues were increases in revenues for both periods from UVTV/WGN programming services. UVTV/WGN subscribers increased by 1.7 million, or 5%, from September 1995 to September 1996.

     Operating expenses, excluding depreciation and amortization, were $2.3 million during the third quarter of 1996, a decrease of $285,000, or 11%, from those during the third quarter of 1995. For the nine months ended September 30, 1996, operating expenses, excluding depreciation and amortization, decreased $2.1 million, or 24%, from the corresponding period in 1995. The decreases in operating expenses for both periods results primarily from non-recurring 1995 expenses associated with the pay-per-view boxing event and cost saving measures implemented in 1996.

     Depreciation and amortization in the third quarter of 1996 was $620,000, relatively unchanged compared to the same period in 1995. For the nine months ended September 30, 1996, depreciation and amortization was $1.8 million, $37,000, or 2%, lower than for the same period in 1995.

     In October 1996, the Seventh Circuit Court of Appeals issued a decision under which the Chicago Bulls' games are temporarily barred from the UVTV/WGN national satellite feed. Commencing November 2, 1996, UVTV/WGN began replacing the Bulls' games with other programming. The length of time the Bulls' games will be pre-empted on the UVTV satellite feed and the ultimate impact of the pre-emption of the Bulls' games on UVTV's business are unknown at this time; however, management does not expect the impact will be significant.

SSDS

     The following table sets forth certain financial information for SSDS for the three months and nine months ended September 30, 1996 and 1995:

                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                1996        1995     1996         1995
                                ----        ----     ----         ----
                                            (in thousands)


     Revenues                  $6,100      $8,824    $24,260    $24,856
     Operating expenses,
      before depreciation
      and amortization          6,195       7,913     23,175     22,839
                               ------      ------    -------    -------
     EBITDA                       (95)        911      1,085      2,017
     Depreciation and
      amortization                234         116        566        306
                               ------      ------    -------    -------
     Operating income(loss)    $ (329)     $  795    $   519    $ 1,711
                               ======      ======    =======    =======

     EBITDA margin
      percentage                 (2)%        10%        4%         8%
     Operating margin
      percentage                 (5)%         9%        2%         7%


     The results of operations of SSDS have been consolidated with the results of operations of the Company for reporting purposes subsequent to July 20, 1995, the date the Company increased its ownership interest in SSDS to 70%. The above table and following discussion are based on the financial statements of SSDS, both prior to and subsequent to its July 20, 1995 acquisition date and do not include the amortization of goodwill resulting from the acquisition, which amounted to approximately $503,000 and $1.5 million for the third quarter and nine months ended September 30, 1996, respectively.

     SSDS' revenues for the third quarter of 1996 were $6.1 million, a decrease of $2.7 million, or 31%, compared to the third quarter of 1995. Revenues for the first nine months of 1996 were $24.3 million, a decrease of $596,000, or 2%, below the same period in 1995. Included in the third quarter of 1996 was a downward adjustment of $2.4 million, which resulted from revised revenue estimates of contract revenues reported during the first two quarters of 1996. Excluding this adjustment, revenues for the quarter and year-to-date were relatively unchanged from that of the preceding year. Revenues from the public sector during the first quarter of 1995 were negatively impacted by a contractual dispute on a government project. Defense revenues in the first quarter of 1996 were negatively impacted by the severe weather conditions on the East coast which virtually shut down the defense sector for most of one week.

     Operating expenses, before depreciation and amortization, decreased during the third quarter of 1996 by $1.7 million, or 22%, over the same period in 1995 to $6.2 million. The decrease in operating expense during the third quarter was primarily due to a reduction in operating costs reported during the first two quarters of 1996 related to revisions to the revenue estimates. For the nine months ended September 30, 1996, operating expenses, excluding depreciation and amortization, increased $336,000, or 1%, from the corresponding 1995 period. The increase in operating expense during the first nine months results primarily from payroll costs that were absorbed in overhead and not billable due to inclement weather conditions on the East coast during the first quarter of 1996.

     Depreciation expense during the third quarter of 1996 was $234,000, an increase of $118,000, or 102%, over the third quarter of 1995. Depreciation expense during the nine months ended September 30, 1996 increased by $260,000, or 85%, over the same period in 1995. The increases in both periods were the result of ongoing infrastructure equipment upgrades and new equipment to support the increase of new employees over 1995.

SpaceCom

     The following table sets forth certain financial information for SpaceCom for the three months and nine months ended September 30, 1996 and 1995:



                               Three Months Ended    Nine Months Ended
                                 September 30,         September 30,
                                1996        1995     1996         1995
                                ----        ----     ----         ----
                                            (in thousands)


     Revenues                  $4,092      $3,206    $11,528    $8,957
     Operating expenses,
      before depreciation
      and amortization          3,127       3,111      9,106     8,547
                               ------      ------    -------    ------
     EBITDA                       965          95      2,422       410
     Depreciation and
      amortization                364         290      1,038       831
                               ------      ------    -------    ------
     Operating income (loss)   $  601      $ (195)   $ 1,384    $ (421)
                               ======      ======    =======    ======
     EBITDA margin
      percentage                 24%          3 %       21%       5 %
     Operating margin
      percentage                 15%         (6)%       12%      (5)%


     SpaceCom's revenues for the three months ended September 30, 1996 were $4.1 million, an increase of $886,000, or 28%, over the same period in 1995. For the nine months ended September 30, 1996, revenues were $11.5 million, an increase of $2.5 million, or 29%, over the corresponding 1995 period. The increases in revenues in both periods were attributable principally to increased demand for channel space from SpaceCom's existing paging customers. SpaceCom's transponders had an average occupancy, based on revenue dollars, of 69% as of September 30, 1996, compared to 60% as of September 30, 1995.

     Operating expenses, excluding depreciation and amortization, were $3.1 million during the third quarter of 1996, an increase of $16,000, or 1%, compared to the same period in 1995. During the nine months ended September 30, 1996, operating expenses, excluding depreciation and amortization increased $559,000, or 7%, over the corresponding 1995 period. The increases in operating expenses, before depreciation and amortization, for both periods resulted primarily from increased compensation expenses as SpaceCom increased the number of sales and engineering personnel.

     Depreciation and amortization in the third quarter of 1996 was $364,000, an increase of $74,000, or 26%, over that in the same period in 1995. For the nine months ended September 30, 1996, depreciation and amortization was $1.0 million, an increase of $207,000, or 25%, over the corresponding 1995 period. The increases in depreciation and amortization for both periods were the result of acquiring new assets to provide a wider range of services.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and investments. During the first nine months of 1996, net cash flows from operating activities were $37.7 million, reflecting the continued growth of the Company's after-tax earnings. This cash plus existing cash resources were used to fund capital expenditures of $10.0 million and the reduction in the Company's capitalized lease obligations of $2.3 million during the nine-month period.

     At September 30, 1996, the Company's cash, cash equivalents and marketable securities aggregated $90.3 million, an increase of $29.6 million over that as of December 31, 1995. The above total includes $15.4 million of cash and cash equivalents held by Superstar/Netlink Group LLC, in which the Company has a 50% ownership interest. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of September 30, 1996, approximately $58.7 million of such securities had maturities greater than 90 days and, accordingly, were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits investments in fixed rate securities with maturities in excess of eighteen months from the date of investment.

     The Company has a credit agreement with a bank under which, subject to certain conditions, the bank has agreed to lend up to $10.0 million on a revolving basis through March 30, 1997, at which time the outstanding balance, if any, will convert to a five-year term amortizing loan. Borrowings under this facility are guaranteed by the Company's subsidiaries, excluding SSDS, and bear interest at the bank's designated prime rate, the London Interbank Offering Rate ("LIBOR") plus a margin or the Certificate of Deposit rate plus a margin. At September 30, 1996, $150,000 in letters of credit and no borrowings were outstanding under the credit facility.

     In addition, SSDS has a revolving credit facility with a bank which provides for unsecured borrowings up to $7.5 million, subject to certain conditions. The bank has extended the credit facility, which expired on August 31, 1996, to December 31, 1996 pending finalization of the documentation for a new credit facility. Borrowings under this credit facility bear interest at the bank's designated prime rate or LIBOR plus a margin. There were $3.6 million of borrowings outstanding under this credit facility at September 30, 1996.

     The Company collects annually, in advance, a majority of its Superstar and Netlink retail subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of September 30, 1996, the unearned portion of all prepayments totaled $99.2 million, of which approximately $87.7 million, or 88%, was attributable to the combined retail operations of Superstar and Netlink. Aggregate unearned prepayments increased by $49.2 million, or 98%, during the first nine months of 1996 primarily due to the customer prepayments associated with Netlink's retail operations, which were combined with those of Superstar's effective April 1, 1996. Superstar and Netlink generally offer a refund of unearned prepayments at the customer's option if service is discontinued for any reason. In the case of UVTV and Prevue Networks, the Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments through approximately 2004 aggregating $24.3 million as of September 30, 1996, a reduction of $2.3 million, or 9%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.2 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $4.1 million in operating expenses, net of sublease revenue, during the nine months ended September 30, 1996.

     Capital expenditures during the nine months ended September 30, 1996 of $10.0 million were principally attributable to the purchase of digital control units for use by Prevue and to data processing equipment and furniture, fixtures and facilities used by the Company, primarily to facilitate the combination of the retail operations of Superstar and Netlink.

     In connection with development of its Prevue Interactive technology and in defending itself against certain patent infringement claims by StarSight, the Company made expenditures during the first nine months of 1996 totaling approximately $4.3 million and estimates that its total expenditures during 1996 will aggregate approximately $5.9 million. These expenditures for 1996 are expected to relate primarily to (i) continued market testing of the Company's interactive technology, (ii) on-going software development which will make the Company's interactive technology compatible with new set-top converters, (iii) the launch of Prevue Interactive services to cable television systems that acquire and install new set-top converters, and
(iv) continued patent litigation. The Company anticipates that substantially all of the anticipated expenditures will be expensed as incurred and will be funded by working capital and cash generated by operations and from the Company's other available capital resources.
At the present time, the Company is unable to estimate the amount of funds that will be necessary to implement its plan for the development of its interactive technology or to develop additional applications for such technology, as much depends on the pace of technological developments, the response of cable television systems and their subscribers to initial interactive services and other factors beyond the Company's control.

     The Company believes that currently available cash and cash equivalents, marketable securities, cash flow generated from operations and funds available under its credit facility, will provide the resources necessary to meet its working capital and related financing needs for the foreseeable future and to pursue opportunities to expand its businesses.

     The Company announced on June 26, 1996 that the Company and News Corporation ("News Corp") had signed a letter of intent to combine their efforts in the electronic program guide market, including the development of the next generation of interactive television guides. Discussions regarding the proposed combination were terminated in late August.

     In September, Prevue completed a transaction with StarNet which combined StarNet's pay-per-view promotion product with Sneak Prevue. Prevue Networks has a 72 percent ownership in the new Company, Sneak Prevue, LLC, which has been consolidated for financial statement purposes. The Company will continue operating the StarNet products and Sneak products under the names Digital Sneak and Sneak Prevue, respectively.

     The Company continues to explore opportunities to expand its existing businesses, develop new products and acquire interests in new businesses.

Cautionary Statement

     This report contains "forward looking statements" within the meaning of the federal securities laws, including the Company's pursuit of certain business activities and other statements of expectations, beliefs, plans and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, changes in the regulation of the cable television industry adverse to the Company's services, loss of the cable compulsory license provided by federal law, the willingness of cable television systems to acquire and install new equipment that will allow the Company effectively to market its interactive technology, increased price and service competition within the industry, the Company's ability to keep pace with technological developments and the Company's dependence upon intellectual property rights, including the Company's ability to defend itself against claims by StarSight and others asserting infringement of their intellectual property.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The trial with respect to the validity, infringement and inequitable conduct issues relative to StarSight Telecast, Inc.'s U.S. Patent No. 4,706,121 and pending Reexamination Certificate B1 4,706,121, which commenced on May 8, 1996, is currently in adjournment. A date for resumption has not been set.


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  EXHIBITS

              27   Financial Data Schedule

          b)  REPORTS ON FORM 8-K

              On August 9, 1996, the Company filed a report on Form 8-K reporting the execution of an agreement governing the formation of Superstar/Netlink Group LLC.

              No other reports on Form 8-K were filed during the third quarter of 1996.

              On October 23, 1996, the Company filed an amendment to the Form 8-K dated August 9, 1996 on Form 8-K/A to include certain historical financial statements and pro form financial information which were not available on August 9, 1996.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 United Video Satellite Group, Inc.
                                            (Registrant)




Date:  November 13, 1996          By:    /s/ Peter C. Boylan, III
                                     -------------------------------
                                       Peter C. Boylan, III
                                    Executive Vice President and
                                      Chief Financial Officer