Form 10-K
period 1996-12-31
UNITED VIDEO SATELLITE GROUP INC
filed 1997-03-27
CIK 913061

-----------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM      TO
          ---    ---

                    COMMISSION FILE NUMBER   0-22662


                   UNITED VIDEO SATELLITE GROUP, INC.
         (Exact name of registrant as specified in its charter)

           DELAWARE                             73-1290412
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)           Identification No.)

       7140 SOUTH LEWIS AVENUE
           TULSA, OKLAHOMA                      74136-5422
(Address of principal executive offices)        (Zip code)

                            (918) 488-4000
          (Registrant's telephone number, including area code)

   Securities registered pursuant to Section 12(b) of the Act:  none

   Securities registered pursuant to Section 12(g) of the Act:
              Class A Common Stock, $.01 par value


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $146,906,544 as of March 20, 1997. The aggregate market value excludes the market value of 2,145,466 shares of Class A Common Stock owned by Tele-Communications, Inc.

Number of shares outstanding of each of the registrant's classes of common stock as of March 20, 1997:

          TITLE OF CLASS                    NUMBER OF SHARES
Class A Common Stock $.01 Par Value            24,359,920
Class B Common Stock $.01 Par Value            12,373,294


                 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997 are incorporated by reference into Part III of this Report

----------------------------------------------------------------------

PART I

ITEM 1.   BUSINESS


     The Company was incorporated as a Delaware corporation in December 1986, although it and certain of its subsidiaries are successors to various entities, the first of which was formed in 1965. The Company completed an Initial Public Offering (the "Offering") of shares of its Class A Common Stock, $0.01 par value, on November 26, 1993. Immediately prior to completion of the Offering, the Company consummated a series of transactions pursuant to which certain affiliated corporations were merged or otherwise became wholly-owned subsidiaries of the Company (the "Reorganization"). Unless the context otherwise requires, the terms "Company" and "UVSG" refer to the business of United Video Satellite Group, Inc. and its consolidated subsidiaries, including each of the entities that became wholly-owned subsidiaries of the Company upon consummation of the Reorganization and each of their subsidiaries and predecessors.

     On January 25, 1996, the Company became a majority-controlled subsidiary of Tele-Communications, Inc. ("TCI"). TCI, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership and operation of cable television systems and in providing satellite-delivered video entertainment, information and home shopping programming services to various video distribution media, principally cable television systems. TCI owned approximately 40% of the shares of outstanding common stock of the Company, representing approximately 85% of the voting power of the Company, on March 20, 1997. Six of the Company's ten directors are also employees, officers and/or directors of TCI or its affiliates. See
Note 1 of Notes to Consolidated Financial Statements.

     The principal executive offices of UVSG are located at 7140 South Lewis Avenue, Tulsa, Oklahoma 74136-5422, and its telephone number is
(918) 488-4000.

General

     The Company provides satellite-delivered video, audio, data and program promotion services to cable television systems, direct-to-home satellite dish users, radio stations and private network users primarily throughout North America and software development and systems integration services to commercial entities, the federal government and defense related agencies in locations throughout the United States.

     Initially founded to develop and construct a microwave transmission network to carry programming to cable television systems, by 1977 UVSG operated an 8,000-mile microwave transmission network, which it later sold. In 1978, the Company embraced the then emerging application of satellite technology for transmitting programming by beginning satellite transmission of Chicago independent television station WGN-TV. The Company has over 20 years of experience in successfully developing marketable services and technology for the point-to-multipoint satellite transmission industry. The Company operates in five related satellite transmission businesses and in the software development and systems integration business:

     - Program Promotion and Guide Services. The Company supplies cable television systems and other multi-channel video programming distributors, both nationally and internationally, satellite-delivered on-screen program promotion and guide services, including The Prevue Channel, offered through its Prevue Networks subsidiary, and Sneak Prevue, offered through Sneak Prevue LLC, a joint venture owned 72% by Prevue Networks.

     - Interactive Information Delivery Services. Through Prevue Interactive, the Company is currently offering interactive television technology that allows television viewers to retrieve on demand continuously updated program guide information through their cable television system.

     - Home Satellite Dish Services. Through Superstar/Netlink Group LLC ("SNG"), a joint venture owned 50% by the Company's Superstar Satellite Entertainment division ("Superstar"), the Company markets satellite entertainment programming to C-band direct-to-home ("DTH") satellite dish owners in North
        America. In addition, Superstar provides certain billing and telemarketing services to the industry and is a service agent in the direct broadcast satellite ("DBS") market.

     - Satellite Distribution of Video Entertainment Services. The Company's UVTV division ("UVTV") markets and distributes to cable television systems and other multi-channel video programming distributors WGN, KTLA and WPIX, three independent satellite-delivered television "superstations".

     - Software Development and Systems Integration Services. Through SSDS, Inc. ("SSDS"), the Company provides software development and systems integration services to large organizations with complex computer needs. The Company owns 70% of SSDS.

     - Satellite Transmission Services for Private Networks. The Company provides satellite-delivered point-to-multipoint audio and data transmission services for various customers, including radio programmers, paging network operators, financial information providers, news services and other private business networks through the Company's SpaceCom subsidiary.


     The Company plans to continue to develop innovative technological services and products within each of the markets that it serves and will also continue to consider new ventures and acquisitions of businesses that complement its existing infrastructure and services. Additionally, the Company is exploring expansion opportunities in markets outside the United States, Mexico and Canada where it anticipates demand will exist for its services and products as these markets' telecommunications and video delivery infrastructures and subscriber bases develop.

Overview of Satellite Transmission Technology and Infrastructure

     Satellite Transmission Technology. A typical satellite transmission infrastructure for delivery of video, audio and information consists of several components: (i) a host computer, in the case of data transmission; (ii) an uplink station; (iii) a satellite transponder; (iv) a satellite receive terminal and (v) a control unit or encryption device (computer). Data is delivered by the host computer to the uplink station together with audio and video information. The uplink station transmits the information from the earth to the transponder on an orbiting satellite. The satellite transponder receives the information and in turn retransmits the information to a satellite receive terminal within the satellite's viewing area ("footprint"). A satellite receive terminal consists of a satellite antenna (dish) and receiver that are calibrated to point to and receive the information transmitted from the satellite transponder. For data transmissions, such as delivery of Prevue's services, the control unit receives, sorts and customizes the information and sends it to a video display device, together with any video, text and audio information, for carriage on a cable television system or in a hotel, restaurant or home.

     The Company's Satellite Transmission Infrastructure. UVSG owns and operates the Chicago International Teleport (the "Teleport"), an uplink transmitter facility near Chicago with seven transmit/receive antennas by which most of its services are transmitted to satellites. The Teleport also has 26 receive only antennas. The Company believes the Teleport is one of the largest such facilities in the United States. The Company also operates an uplink in Tulsa for its Prevue Channel which allows real-time promotional inserts into the video portion of its service. In addition, the Company leases uplink station facilities in other cities as needed. Information is generally delivered to the uplink transmit station via satellite, dedicated telephone or fiber optic lines and is usually scrambled at the uplink transmit site to avoid unauthorized receipt.

     The Company leases a total of ten transponders on several different satellites owned and operated by various satellite companies. Lease payments for a single transponder range from $33,000 to $200,000 per month, depending upon the location of the satellite, the satellite's footprint, the date of the lease and the power of the satellite. Certain of the transponder leases are for fixed terms while others have terms through the operational life of the respective satellite. The transponder leases are expected to expire between 2000 and 2005. The Company has contracted for backup transponder space for two of its primary transponders, should they fail. These primary transponders are also contractually protected from pre-emption. The remainder of the Company's transponder space is subject to pre-emption, although no pre-emption has occurred to date. The Company believes there is a reasonably sufficient quantity of appropriate transponder space available to satisfy its needs for the foreseeable future.

     Satellite receive terminals receiving information transmitted by UVSG include home satellite dishes and receive terminals at the headend facilities of the cable television and DBS systems, radio stations, small business owners and private business networks that subscribe to the services being transmitted. The receive terminals are typically owned by the Company's customers. Where necessary, the receive terminal is equipped with a decoder to unscramble the video, audio or data.

Program Promotion and Guide Services--Prevue Networks

     Prevue Networks has developed and markets The Prevue Channel and Sneak Prevue to cable television systems and other multi-channel video programming distributors ("Programming Distributors") such as DBS and telephone companies. These services provide continuously updated on-screen video and text information, customized for each Programming Distributor, to promote the Programming Distributor's programs and provide program schedule information to its subscribers. The Company believes that, as a result of the maturing U.S. cable television industry's slowing subscriber growth and competition from DBS, there is a strong demand by cable operators for services such as The Prevue Channel and Sneak Prevue to promote subscriber purchases of higher-margin program packages and pay-per-view services. In addition, the Company believes that as cable television channel capacity increases and the number of channels offered by other Programming Distributors increases, the demand for program promotion and guide services will also increase. As of December 31, 1996, The Prevue Channel was carried by approximately 2,000 systems with subscribers totaling 44.4 million and Sneak Prevue was carried by over 900 systems with an aggregate of approximately 34.4 million subscribers in the United States. Outside of the United States, The Prevue Channel was distributed by approximately 170 systems with subscribers totaling approximately 2.7 million and Sneak Prevue was carried by one system with over 400,000 subscribers.

     The Company generates both license fees and advertising revenues from The Prevue Channel, while Sneak Prevue and other products currently generate only license fees. During 1996, approximately 48% of Prevue Networks' revenues were attributable to The Prevue Channel and Sneak Prevue fees paid by U.S. systems and approximately 46% came from advertising sales in the United States. The balance of the revenue came from Prevue Networks' Canadian and Latin American operations, which also market customized versions of The Prevue Channel and Sneak Prevue, and domestic sales of other products, such as EPG, Jr., an on-screen program guide for smaller systems. Prevue Networks' advertising revenues were $22.8 million ($26.7 million before agency fees) for 1996, representing an increase of 35% over the prior year.

     History. The Company launched the Electronic Program Guide (now marketed as EPG), the industry's first satellite-delivered, 24-hour electronic program guide for the cable television industry, in 1981. Prevue Networks continued to upgrade and develop its program guide services and in 1988 launched Prevue Guide (later renamed The Prevue Channel), adding video and audio components to EPG's text listings of program information. In 1991, Prevue Networks launched Sneak Prevue, a system-specific service to promote cable television systems' pay-per-view programs and events. On September 11, 1996, Prevue Networks entered into a joint venture with Starnet, Inc. ("Starnet"), to consolidate Sneak Prevue and Starnet's digital pay-per-view promotion product, The Barker. Prevue owns 72% and controls the venture. The combination added 8.6 million subscribers to Sneak Prevue. At December 31, 1996, Prevue Networks reached over 48 million homes with satellite-delivered services globally.

     Services. The Prevue Channel and Sneak Prevue are separate channels either or both of which are typically included in a basic package offered by Programming Distributors to their subscribers. The Prevue Channel is a comprehensive information source for all of the system's channel offerings, while Sneak Prevue exclusively promotes a system's pay-per-view offerings. The screen for The Prevue Channel is divided into two components with the upper half devoted to video clips promoting upcoming programs and events and advertising while the lower half of the screen contains a scrolling textual guide to upcoming programs. The customized text portion of the screen is formatted as a scrolling grid containing viewing times, channel numbers, network identification, program titles, movie descriptions, program ratings and ordering instructions for pay-per-view services. Sneak Prevue's video component comprises the entire screen with the textual information relating to pay-per-view schedules, pricing, channel designation and ordering instructions overlaid near the bottom of the screen. The video is interspersed with textual information or billboards that provide a more comprehensive listing of the day's pay-per-view features. A Programming Distributor may choose different promotional strategies for different times of day and can adjust the rotation of video clips accordingly. Viewers need no special equipment (converters or sidecars) to receive The Prevue Channel and Sneak Prevue services.

     Both the text and video components of The Prevue Channel are delivered by Prevue Networks to systems via satellite. Prevue Networks supplies to the system a control unit, a computer containing proprietary technology and software that stores the text information and controls the video delivered by satellite. Each of the Company's control units is coded to receive guide information intended specifically for each individual system and their unique channel line-up. Prevue Networks downloads software by satellite, a technology it developed to control video selections and to display text information that has been customized for the system. Because it can be easily reprogrammed by satellite-transmitted downloadable software, the control unit requires minimal attention by the cable operator and has a high degree of reliability.

     For its Sneak Prevue analog service, Prevue Networks supplies the Programming Distributor with a control unit containing a computer and a laser disc player. Approximately every two weeks, Prevue Networks ships an updated laser disc that contains video clips for upcoming programming, graphics and other information for Sneak Prevue. Prevue Networks continuously sends, via satellite, updated information and instructions coded for specific systems. The control unit then tailors, collates and formats the video contained on the laser disc and the information received by satellite.

     For its Sneak Prevue digital service, Prevue Networks supplies the Programming Distributor with a MPEG I+ digital video file server.
Video clips are distributed via satellite in digitally compressed format. System specific video can be downloaded at any time. The information and instructions are distributed via satellite in the same manner as the Sneak Prevue analog service.

     Sales and Marketing. Prevue Networks markets and sells The Prevue Channel and Sneak Prevue to Programming Distributors as a tool for promoting the system's programs, especially premium channels and pay-per-view. The Company believes, based upon independent research, that use of The Prevue Channel and Sneak Prevue increases subscribers' usage of promoted services and improves system pay-per-view sales, which brings additional revenue to the Programming Distributor.

     Prevue Networks plans to continue focusing on targeted advertisers, such as cable and broadcast television networks, video and entertainment related product providers and consumer packaged goods companies, to increase advertising revenue. The Company maintains a New York City advertising sales office to better pursue potential advertising sales and work with agencies.

     Prevue Networks has been expanding sales of The Prevue Channel and Sneak Prevue services in the international marketplace. At December 31, 1996, Prevue Networks operated in 22 countries spanning three continents. The Company's first international expansion was into Canada, beginning in 1989, where Prevue services in Canada now reach over 350 systems and approximately 1.7 million subscribers. Beginning in 1994, the Company began expanding its services to Central America with a Prevue Channel product branded Prevue Latino. Prevue Latino ended 1996 with 75 systems and approximately 1.2 million subscribers.

     Competition. Prevue Networks' Prevue Channel and Sneak Prevue services compete with other programmers for limited cable television system channel slots. Prevue Networks believes that its Prevue services currently are the leading satellite-delivered cable television promotion and program guide products in the North American market. Prevue Networks continues to face competition from Programming Distributors that have and are operating single-system program guides or pay-per-view promotional channels similar to the Prevue services. Prevue Networks believes, however, that it can offer its services to a Programming Distributor more economically than it would cost the Programming Distributor to create its own program guide and with greater flexibility and functionality. To some extent, Prevue Networks also indirectly competes with printed program guides. While Prevue Networks believes that the Company's interactive products will serve as a compliment to its Prevue services, Prevue Networks may face competition from new interactive program guides being developed by the Company and its competitors.

Interactive Program Guide Services--Prevue Interactive

     Prevue Interactive develops and markets program guide services and software applications for use by cable television system operators and other Programming Distributors. These services provide continuously updated, on-screen text and graphic information, customized to deliver system-specific schedule and program promotion information to subscribers. The Company believes that, as third party manufacturers complete the design and begin the manufacture of significant numbers of set-top converter boxes capable of delivering interactive programming services, the demand for interactive program guide services will increase significantly.

     History. In 1992, building upon its experience, expertise and transmission infrastructure in the creation and delivery of program promotion and guide services, the Company developed and began marketing Trakker, an interactive television technology that allowed viewers to retrieve, on demand, a continuously updated program guide along with sports, weather and other information services utilizing a small attachable processor (or "sidecar").

     Prevue Interactive launched its first set-top based interactive program guide service, Quikvue, to cable subscribers in Marion, Indiana in late 1994, and has continued domestic expansion of this service. In the same year, Prevue Interactive began supplying its Prevue Express guide for Time Warner's Full Service Network trial in Orlando, Florida. In November 1996, Prevue Interactive began providing its Prevue Interactive interactive program guide to TCI's Hartford, Connecticut cable system for use on General Instrument's DCT-1000 set-top converter.

     Prevue Interactive's ongoing operations, excluding the cost of patent litigation (See "Part I, Item 3--Legal Proceedings"), consists primarily of software development to achieve compatibility with new advanced analog and digital set-top converter platforms. Prevue Interactive had approximately 35 software engineers working on such development as of December 31, 1996.

     Services. Based on Prevue Networks' expertise in developing and marketing program promotion and guide services, the Company offers interactive program guide services and software applications that enable customers to review program schedules and retrieve selected programming information on demand. Viewers, using a remote control device, have the ability to retrieve program schedule information and request descriptions of programs for display on their television set. This information is stored in a set-top converter located in the viewer's home utilizing specialized software and is continuously updated by a control unit located at the headend facility of the Programming Distributor. Such information is updated through the use of the satellite transmission infrastructure currently employed by Prevue Networks to deliver its non-interactive program guide and promotional services. The Company currently offers two categories of interactive services for use by Programming Distributors, (i)basic interactive information services ("Quikvue") for use with set-top converter software applications of third parties and (ii) program guide and promotional services utilizing set-top converter software applications developed by Prevue Interactive ("Prevue Interactive" and "Prevue Express"). The following is a brief description of each of these services:

     Quikvue. The Quikvue service is a basic text-based interactive information service, providing program listings, weather and sports information to advanced analog set-top converters. This information is transmitted from the Company's Tulsa uplink facility and distributed to a Quikvue computer located in the Programming Distributor's headend facility. This computer processes the local and national information and generates customized data that is displayed by the set-top converters. Quikvue is currently distributed to approximately 1.0 million subscribers through approximately 75 systems.

     Prevue Express. Prevue Express is an interactive on-screen program guide which allows users access to the wide variety of programming choices available to them. Program listings may be viewed by time in the traditional grid format or a single criterion program search can be entered by the user to create a list of television schedule information. These search results can then be arranged by alphabet, time or channel. Other features such as day/time to view, favorites channel listings, browse capabilities and user set-up are also available. A half-screen feature is also available, which displays a three-line listing of available programming information over the bottom half of the Prevue Channel. The viewer can navigate in this guide to all channels in a 24-hour time block.

     Prevue Express is currently available for use with the General Instruments CFT-2200 advanced analog set-top. Prevue Express scroll control currently is in use by the Time Warner Full Service Network in Orlando, Florida and by Bell South in Atlanta, Georgia.

     Prevue Interactive.   Prevue Interactive is an interactive on-
screen program guide which allows users access to the wide variety of programming choices available to them. Program listings may be viewed by time, channel or category or the listings can be scanned alphabetically. Prevue Interactive's functionality includes access to detailed program descriptions, parental control features, remind notices to viewers of the commencement of pre-selected programming and interfaces with VCR recording capabilities. Prevue Interactive also offers Programming Distributors a means by which to market their services and create brand loyalty with their viewers by offering the operator the ability to include co-branding and configurable interfaces on various screens.

     Prevue Interactive is currently available for use on the General Instrument DCT-1000 digital and CFT-2200 advanced analog set-top converters, two widely distributed platforms in cable systems. The Company is investigating the feasibility of adding support for other set-top converters supplied by Pioneer, Divicom, Scientific Atlanta and others.

     UVSG believes that the interactive program guide and services market has the potential to yield significant revenues in the future. However, at this time, the development and deployment of the hardware by third parties, which will be required to operate Prevue Interactive's interactive technology, cannot be predicted. In addition, the response of Programming Distributors and their subscribers to Prevue Interactive's interactive technology, and the likelihood of competitors succeeding with the same general concept, but differing technology, is difficult to predict at this time. Furthermore, the Company's competitors or other parties may have developed or obtained, or may develop or obtain in the future, intellectual property rights, including patents, that the Company may need to implement its interactive technology. The impacts of the existence of these intellectual property rights and the ability of and cost to the Company to gain access to or acquire these intellectual property rights may be significant, but cannot be ascertained at this time.

     The Company is also developing an Internet product offering of information and entertainment services, targeting a commercial launch in the first quarter of 1997.

     Competition. Although the Company believes that it is currently the market leader in providing interactive program guide, sports and weather information, the Company anticipates that the market for such interactive services will be characterized by intense competition in the next few years. At least one other company, StarSight Telecast, Inc. ("StarSight"), which also has close affiliations with major cable television companies, has developed and is marketing a variety of interactive services, including program guides, to be supplied through cable television systems. The Company is currently engaged in litigation with StarSight with respect to certain patents held by StarSight relating to certain functions performed by interactive program guide services. See "Patents and Trademarks" and "Part I, Item 3--Legal Proceedings". The Company will also face competition from interactive services offered through a variety of other media, such as computer and telephone networks.

Home Satellite Dish Services--Superstar

     Superstar markets and distributes programming to the C-band DTH satellite dish subscriber market through SNG, a joint venture formed effective April 1, 1996 to combine the retail C-band DTH satellite businesses of the Company's Superstar division and Liberty Media Corporation's ("Liberty") Netlink division. Liberty is currently a wholly-owned subsidiary of TCI. Prior to the formation of SNG, the Company's retail C-band DTH satellite dish business operated as a division of the Company.

     As of December 31, 1996, approximately 1.0 million C-band DTH satellite dish owners, or 42% of the estimated authorized C-band home satellite dish subscriber market of 2.3 million subscribers, subscribed to programming directly through SNG. The Company believes SNG is the largest marketer of satellite entertainment programming in the C-band DTH satellite dish industry. It currently markets several different packages featuring more than 100 channels of programming as well as pay-per-view movies and events to the C-band DTH satellite dish market.
The C-band industry has approximately 135 scrambled channels available and approximately 200 unscrambled signals.

     Superstar also markets UVTV's satellite-transmitted superstations to other packagers and marketers of programs to the home satellite dish industry through its wholesale division and provides certain billing and telemarketing services to the industry and is a service agent in the DBS market through its business services division.

     History. The Company formed Superstar to sell WGN, WPIX and KTVT to the home satellite dish market shortly after the Company began scrambling its satellite-transmitted superstation signals in 1986. Two years later, Superstar started selling KTLA to the home satellite dish market. In 1988, UVSG and Amway Corporation ("Amway") formed a partnership to sell UVSG's superstations and Amway's satellite-delivered movie channel to C-band DTH satellite dish owners. Amway's movie channel was unsuccessful and the Company bought out Amway's partnership interest in October 1992 for a nominal amount.

     Superstar has seen dramatic growth in the number of home satellite dish subscribers that directly purchase programming through them. Superstar's subscriber base increased from approximately 150,000 at January 1, 1990 to SNG's present level of approximately 1.0 million. The combination of the retail C-band DTH satellite dish business of Liberty's Netlink division with that of Superstar's added approximately 444,000 subscribers. In addition, SNG added approximately 36,000 subscribers during 1996 through its acquisition of the retail C-band DTH satellite dish business of Jones Satellite Programming, Inc. Superstar believes that much of the remainder of its growth is attributable to the satellite transmission industry's utilization of a more secure scrambling system that has eliminated the piracy of satellite signals by some home satellite dish owners and superior marketing and customer service. Prior to the industry's use of these improved systems, many home satellite dish owners were easily able to circumvent the scrambling devices. The C-band DTH industry experienced rapid growth during this same period of time; however, with the continued expansion of cable systems and the introduction of DBS services, the C-band DTH industry is no longer growing. During the year ended December 31, 1996, the industry decreased 4% to 2.3 million subscribers.

     Description of Services. SNG acquires rights to market various satellite-transmitted programming, including services such as HBO, Showtime, CNN and ESPN, to home satellite dish owners. SNG offers home satellite dish owners various packages of programming for 1-, 3-, 6- or 12-month subscription periods. Once a subscriber has ordered service by telephone, SNG transmits an authorization code to the customer's descrambler via satellite, allowing customers to receive programming within seconds after placing their order with SNG.

     Through its wholesale division, Superstar markets UVTV's satellite-transmitted WGN, WPIX and KTLA superstations to other packagers and marketers of programs to the home satellite dish industry. As of December 31, 1996, approximately 1.8 million home satellite dish households subscribed to one or more of the Company's three superstations through home satellite dish packages offered by SNG and other home satellite dish packaging and marketing companies. Commencing January 1, 1997, the Company intends to report the operating results of Superstar's wholesale division with those of the Company's UVTV division, which also distributes WGN, WPIX and KTLA.

     Through its business services division, Superstar provides software and subscriber management system services, functions as a service agent in the DBS market and markets ESPN to commercial establishments, such as bars and restaurants.

     In 1990, Superstar introduced its proprietary Back Office Software Systems ("BOSS"), a complete turn-key software and subscriber management system designed and developed specifically for the home satellite industry. BOSS is used for designing, developing, implementing and maintaining software systems for customized applications by third-party packagers in the home satellite dish and related industries. Superstar licenses BOSS to other third-party packagers of programming and is developing new applications for the software within the industry.

     In 1994, Superstar contracted to be a service agent for a program supplier in the DBS market acting as the interface between certain authorized dealers and the program supplier for the sale of consumer programming. The agreement runs through the second quarter of 1997, with Superstar receiving commissions on the programming sold through these dealers for a period of three years from the time the consumer begins purchasing programming. Negotiations for a renewal of the contract are on-going; however, the parties have been unable to reach agreement on the terms of a new contract to date.

     Sales and Marketing. Approximately 71% of SNG's new subscribers are generated through direct sales, primarily as a result of advertising in industry publications and direct mail campaigns targeted toward home satellite dish owners. Through its telemarketing department, SNG also contacts by telephone and mail existing customers prior to the end of a subscription term in order to obtain renewals. Each month, these proactive renewal efforts resulted in approximately 92% of SNG's customers with subscription packages that were up for renewal renewing their subscriptions with SNG.

    SNG also markets its C-band DTH satellite dish services through satellite equipment dealers and distributors. During 1996, approximately 29% of SNG's new subscribers were generated through satellite equipment dealers. The dealer takes a customer's order and forwards it electronically to SNG, which then authorizes the customer's descrambler to receive programming. SNG pays the dealer an initial commission, as well as variable residuals during the lifetime of the customers' subscriptions. During 1996, the Company paid commissions of approximately $10.2 million to more than 6,000 dealers for directing customers to subscribe with SNG.

     In Superstar's role as a service agent in the DBS market, approximately 944,000 subscribers had interfaced through Superstar for their programming as of December 31, 1996.

     Competition. SNG competes with several other large C-band DTH satellite dish program packagers, some of which are affiliated with well-known, large programmers and cable television system operators. Because a significant portion of SNG's sales are generated through home satellite dish dealers, SNG also competes for dealer relationships on the basis of commission rates and quality of service offered to the dealer and its customers. In addition, the C-band DTH satellite dish market faces competition from cable television as well as technologies such as DBS services, which were launched in 1994. DBS uses Ku-band frequencies that can be received by significantly smaller and less expensive receive terminals than those home satellite dishes that receive C-band frequencies. Because of the smaller dish size, DBS may be more widely accepted than C-band DTH satellite dish systems in urban markets. The Company believes that the entry of DBS will serve to decrease the size of the C-band market in the short and long-term. The Company also believes that for the near future more programming will be available for the C-band DTH satellite dish market than the DBS market because the majority of programming for cable television systems is transmitted on C-band frequencies. Given the initial investment costs and life of a C-band DTH satellite dish system, the Company believes that a significant portion of current C-band DTH satellite dish owners will continue to use home satellite dish services rather than invest in a DBS system.

Satellite Distribution of Video Entertainment Services--UVTV

     UVTV markets and distributes to Programming Distributors video and audio services such as superstations WGN (Chicago), WPIX (New York) and KTLA (Los Angeles), three of the five independent satellite-delivered television superstations in the United States. As of December 31, 1996, television channels transmitted by UVTV served an aggregate of approximately 42 million subscribers, approximately 94% of which were attributable to WGN.

     History. UVTV began satellite transmission of independent television station WGN-TV of Chicago as a superstation in 1978 for carriage on cable television systems. UVTV/WGN is now carried domestically by over 14,700 franchised and private cable television systems that serve an aggregate of 36.8 million subscribers. In 1979, UVTV became the first satellite carrier of a stereo audio service when it launched carriage of a Chicago-based classical music radio station. In 1984, UVTV recognized an emerging demand in the cable television industry for "regional" cable superstations and launched UVTV/KTVT (Dallas) (since discontinued) and UVTV/WPIX (New York) as satellite services. In 1988, the Company began satellite distribution and marketing of KTLA as a West Coast superstation. UVTV began selling these superstations in the Canadian market in 1991 after regulatory changes allowed Canadian cable television systems to carry such services. UVTV also currently serves cable systems in Mexico and Central America.

     Services. UVTV/WGN is the country's second largest superstation in terms of subscribers, following Turner Broadcasting Corporation's WTBS. UVTV/WGN currently ranks as the 26th largest network supplying programming to approximately 57% of the 64.9 million cable subscribers nationally. The programming from UVTV/WGN consistently ranks among the most popular satellite-delivered programming carried by cable television systems, with A.C. Nielsen reports showing that approximately 50% of all households receiving UVTV/WGN watch it at least once a week. On the cable television systems on which it is carried, UVTV/WGN consistently ranks among the top five satellite-delivered cable networks in a 24-hour average weekly cumulative viewership measurement.

     UVTV/WGN currently carries 141 Chicago Cubs and 61 Chicago White Sox baseball games, as well as 15 Chicago Bulls basketball games each year. UVTV/WGN also offers original programming, 30 hours of feature films and over 25 hours of children's programming weekly. WPIX has historically offered 50 Yankees baseball games each season, as well as professional football, movies and syndicated programming. Contracts for sports programming on WPIX are currently in negotiation for the 1997 season. UVTV/KTLA currently carries the Los Angeles Dodgers baseball games. In addition, UVTV/WGN, KTLA and WPIX carry over ten hours of Warner Brothers Television Network programming per week.

     Broadcast television stations may have purchased special rights in their respective markets for certain syndicated programming that is also carried on WGN-TV. These syndicated exclusivity ("syndex") rights allow certain broadcast stations to demand that local cable television systems blackout the subject programming. In 1990, to position UVTV/WGN more attractively with cable television systems, UVTV began inserting substitute programming for the WGN-TV programming subject to syndex blackouts. UVTV is thus able to deliver UVTV/WGN blackout-free to its customers. The Company believes that these substitute programs are of comparable or higher quality to the deleted programs and that providing such syndex replacement programming gives its UVTV/WGN service a competitive advantage over superstations that are subject to blackout or do not substitute programming of similar quality. UVTV's two other superstations are subject to black out in local markets.

     Sales and Marketing. UVTV's marketing strategy in the sales of WGN has been to manage the satellite-delivered service as a cable television network. As the U.S. cable television industry matures, sales of UVTV/WGN generally are made on a replacement basis due to channel capacity limitation, with UVTV/WGN replacing an existing, lesser viewed service carried by the customer's cable television system. Historically, UVTV's growth of subscribers has come from within existing cable television systems as the number of subscribers within the cable universe has grown. The Company believes future growth may also result from telephone company entrance into the television programming market and from the expanding DBS market.

     Competition. UVTV faces competition from over 100 cable network suppliers, including other superstations, for limited channel capacity on cable television systems. Cable television systems must pay copyright payments to the Copyright Arbitration Royalty Panel when they receive and distribute satellite-transmitted television broadcasts, such as WGN and other superstations, which is a separate less controllable cost than the bundled fee incurred and paid directly to the copyright holder when distributing a cable television network. These and other factors can influence a cable television system's decision as to whether to select UVTV/WGN for distribution.

     As no exclusive rights are granted for the transmission of superstations, UVTV faces potential direct competition from other operators who may decide to transmit stations currently being marketed by UVTV. Because UVTV's customers have entered into service agreements generally with a three-year initial term, UVTV believes its customers would not be able to change immediately to another company transmitting those superstations. In addition, while the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") grandfathers those superstation signals that were on satellite prior to May 1, 1991, it generally requires new entrants to the superstation satellite-transmission market to obtain retransmission consent from the broadcast station that they intend to retransmit. All of UVTV's superstations were being retransmitted prior to that time, and thus UVTV and any other person desiring to retransmit these superstations are exempt from retransmission consent requirements. UVTV believes that these provisions of the 1992 Cable Act may create a barrier to the emergence of new superstations that would compete with UVTV/WGN and the other four existing superstations because it may be difficult to obtain retransmission consent from the stations at an economically feasible price.

Software Development and Systems Integration Services--SSDS

     SSDS provides information technology consulting, integration and software development services to organizations that are using or migrating to distributed, open computing environments. Open systems computing environments are created from various components, which may include networks of personal computers, file servers, information storage and retrieval devices, communications and video equipment and the software necessary to perform desired business functions and to link the various components of the systems.

     Open systems computing environments generally offer end-users more flexibility and accessibility than centralized, mainframe-based computer environments. Although the hardware and software that comprise open systems computing environments usually are less costly than similar components in the mainframe environment, their integration and management are more complex and require greater skill. SSDS provides technology consulting and software development to its customers to design, integrate and manage open systems components within an enterprise-wide environment.

     History.   SSDS began operating in February 1986.  SSDS, acting
primarily in a subcontractor role, initially consulted on major computerization projects for the federal government and large companies working in the defense industry. By 1992, SSDS began bidding more regularly for contracts as a prime contractor directly with the government agencies and these companies.

     SSDS currently markets its services to three primary market segments: (a) commercial, (b) public sector (consisting of federal government agencies, other than defense-related agencies, and state and local government agencies), and (c) defense-related agencies. In the commercial segment, SSDS currently concentrates on organizations in the telecommunications, financial services, transportation, retail and utility industries. The defense market sector is focused on the large information technology realignment which is occurring within defense-related agencies. During the twelve months ended December 31, 1996, the commercial, public sector and defense market segments represented 37%, 19% and 44%, respectively, of SSDS'S total revenues.

     Services. SSDS provides information technology consulting, integration and software development services to allow clients to achieve competitive advantages by enhancing the efficiency of business processes and personnel. SSDS employed approximately 380 people at December 31, 1996.

     Generally, SSDS'S larger contracts in the public sector and defense segments of its business range in duration from one to seven years, subject to certain non-renewal provisions. Its contracts in the commercial segment of its business are generally of shorter duration (one day to one year), with the opportunity to extend the contract upon the satisfaction of the client.

     SSDS provides its services on fixed price, time and materials, and cost plus fee bases, depending on the type of client and scope of services offered.

     Competition. The information technology and systems integration field is highly fragmented and competitive and is comprised of a substantial number of participants, many of which are much larger than SSDS. In addition, the competitive market includes many large consulting and computer equipment companies that offer professional services.

     For its higher-end services, such as business process analysis or strategic system architecture, SSDS competes primarily on its technical capabilities and timeliness. For its other services, such as complex system design, implementation, integration and migration, SSDS competes primarily on superior experience and quality.

Satellite Transmission Services for Private Networks--SpaceCom

     SpaceCom provides point-to-multipoint audio and data satellite transmission services for various customers throughout North America, including radio programmers, paging network operators, financial information providers, news services and other private business networks. In general, SpaceCom purchases long-term satellite transponder capacity "in bulk", subdivides it into a number of smaller channel units and resells these units using its value-added transmission methods and proprietary technology, FM Squared, FM Cubed and HyperCubed, all of which were developed by SpaceCom.

     History. Because of the limited supply of satellite transponder capacity in the early years of the satellite transmission industry, transmission methods and systems were designed to use transponder space as efficiently as possible. While these transmission methods minimized use of transponder space, they required relatively large and expensive satellite receive dishes. As the supply of satellite transponder space increased and the price for such space decreased, SpaceCom began experimenting with transmission methods that could be used to reduce the size and cost of satellite receive systems. In 1986, SpaceCom commercially introduced its FM Squared technology to radio broadcasters for satellite transmission of audio services. In 1991, SpaceCom introduced its proprietary FM Cubed technology, which is more reliable and flexible than FM Squared and is encrypted to provide customers with more security against unauthorized receipt of their transmissions. In 1996, SpaceCom introduced the HyperCubed service. This service has the same characteristics as FM Cubed but at half its price with higher priced receivers.

     Services. SpaceCom leases two C-band and two Ku-band satellite transponders on which it transmits audio and data for its customers. The customer's audio and data is transmitted from one of the Company's uplink facilities to a satellite transponder using FM Squared, FM Cubed or HyperCubed technology and is retransmitted to satellite receive dishes at a customer's or their subscribers' multiple locations.

     Most of SpaceCom's commercial customers use FM Cubed systems. SpaceCom's proprietary FM Cubed technology is fully digital and programmable via downloadable software, a technology the Company originally developed for its Prevue products. FM Cubed transmissions are less affected by weather conditions and are able to transmit more data using less transponder capacity than FM Squared. In addition, SpaceCom scrambles FM Cubed transmissions using three unique proprietary encryption methods.

     Sales and Marketing. SpaceCom markets "turn-key" satellite based communications networks, which require little maintenance or intervention by the customer other than coordination of the receive hardware for its network end users. SpaceCom currently markets and sells its services primarily to the radio, paging and financial information network markets. Approximately 52% of SpaceCom's 1996 revenues were attributable to paging customers. SpaceCom serves 8 of the 10 largest paging companies in the United States.

     As of December 31, 1996, SpaceCom's two C-band FM Squared transponders were occupied to approximately 70% of capacity and its FM Squared Ku-band transponder was filled to approximately 68% of capacity. SpaceCom's Ku-band FM Cubed satellite transponder was operating at approximately 100% of capacity. SpaceCom believes these transponders will satisfy its capacity requirements through 1997 and is focusing on sales of its HyperCubed services and equipment to take advantage of transponder capacity and new technology. The HyperCubed service utilizes the FM Squared Ku-band transponder.

     Competition. SpaceCom competes with a number of other companies in the one-way point-to-multipoint satellite distribution business. Many of these competitors use the FM Squared technology, which was duplicated by other operators after its initial introduction by SpaceCom. The FM Cubed receive equipment uses proprietary, custom-programmed application specific integrated circuits that are difficult and expensive to reverse engineer. In addition, SpaceCom has two patents covering certain aspects of its FM Cubed technology, although there can be no assurances that these patents will afford SpaceCom significant protection against competitors with similar products or technology. SpaceCom also competes with two-way satellite communication network service providers as well as telephone companies, although it believes its point-to-multipoint technology is less expensive for customers with a large number of sites that do not require two-way communication capabilities.

     SpaceCom's customers sign contracts for initial terms of typically five years or greater, often through the end of life on the satellite. Historically, SpaceCom has retained the majority of its significant customers at the time a contract is renewed; however, some customers have transitioned to competing services.

Research and Development

     The Company has a research and development staff of more than 70 people, primarily working within Prevue Networks and Prevue
Interactive. Company-sponsored research and development activities charged against pre-tax earnings were $5.4 million, $3.7 million and $2.6 million in 1996, 1995 and 1994, respectively.

Regulation

     The satellite transmission, cable and telecommunications industries are subject to federal regulatory conditions, including Federal Communications Commission ("FCC") licensing and tariff requirements. The industry is also often subject to extended regulation by local and state authorities. While most cable and telecommunication industry regulations do not apply directly to UVSG, they affect Programming DisributorsDistributors, the primary customer for UVSG's products and services. In the past, uncertainty about proposed or even rumored regulations has occasionally caused UVSG's programming distributor customers to postpone purchasing decisions and actions. UVSG monitors pending legislation to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

     Copyright Matters. Under the "cable compulsory license" provisions of the Copyright Act of 1976 (the "Copyright Act"), Programming Distributors are required to pay copyright fees that arise from their reception and distribution of satellite-transmitted television broadcasts such as WGN and other superstations. These provisions also grant an exemption which allows UVTV to transmit and market its superstations without agreements with, or copyright payments to, the broadcast station transmitted. The cable television systems that carry the superstation broadcasts are responsible for paying copyright fees to the copyright arbitration panel, a federal copyright fee collection agency. Legislation has been introduced from time to time to repeal the cable compulsory license provision, although no such legislation has been passed by Congress. Similar legislation will likely be introduced in the near future to consider "reform" of both the cable and satellite compulsory license, and if adopted, such legislation could hinder or prevent UVTV from marketing superstation services such as WGN.

     The Copyright Act and U.S. Copyright Office regulations generally impose a significantly higher copyright fee on cable television systems in certain markets for carrying more than two distant independent television stations. This copyright fee structure limits the extent to which cable television systems are able to carry superstations. A reduction in competitive superstations within the industry, could increase distribution for UVSG's superstations, as a replacement product, without increasing a cable operator's overall copyright payments. In January 1997, transmission of New York's WWOR superstation ceased, providing cable television systems then carrying that station the opportunity to select a replacement station. The Company was able to successfully market UVTV/WGN to certain of those systems to fill the open channel slot, resulting in the addition of approximately 600,000 subscribers. Turner Broadcasting Corporation has announced plans to pursue the conversion of WTBS from a superstation to a cable television network by July 1, 1997. Should this conversion be completed, it may provide additional opportunities for the Company to increase the distribution of UVTV/WGN.

     The Satellite Home Viewer Act of 1988 (the "SHVA") provides for a "home satellite dish compulsory copyright license" for the retransmission of network and superstation signals and programming to the home satellite dish market. Under the terms of the SHVA, satellite carriers, such as Superstar, are responsible for paying copyright fees to a federal copyright fee collection agency for the sale of superstation signals. Negotiations of the current copyright fees are in process, with any change in rates effective no later than July 1, 1997. The Satellite Home Viewer Act of 1994 extended the home satellite dish compulsory license, which had been scheduled to expire on December 31, 1994, through the end of 1999.

     1992 Cable Act. In October 1992, Congress enacted the 1992 Cable Act, which provided a comprehensive regulatory framework for the operation of cable television systems, including substantial rate regulation for certain services and equipment provided by most cable television systems in the United States. Pursuant to the 1992 Cable Act, the FCC adopted regulations with respect to rates charged for certain cable television services and for equipment to receive those services. Regulations and policies adopted by the FCC under the 1992 Cable Act may impair UVSG's ability to offer competitive rates and volume discounts on certain of its products and services and may affect the rates charged by Superstar to home satellite dish programming packagers.

     Telecommunications Act of 1996. In February 1996, the Telecommunications Act of 1996, which generally deregulates both the cable and telephone industries, allowing each to compete with the other in local market areas, was enacted. Electric utilities also are authorized to enter the telecommunications industries. While there are no provisions in the Telecommunications Act of 1996 which affect the Company directly, indirectly it will create more competition and less regulation within the video services marketplace. This, in turn, could increase the number of homes capable of receiving video services which would result in an increase in the potential market for the Company's services. Since regulatory rulemaking is required before actual changes begin in the marketplace, and since this rulemaking requires time to complete, the effects on the markets that the Company serves were minimal in 1996 and are expected to be minimal in 1997; however, the effects beyond 1997 could be substantial.

Patents and Trademarks

     The Company has two United States patents expiring in 2008 and 2009 concerning certain aspects of SpaceCom's transmission technology, including FM Cubed. In addition, the Company owns two United States patents expiring in 2014 which concern aspects of Prevue Interactive's interactive program services, as well as five pending patent applications applicable to these services. The Company cannot at this time determine the significance of these patents, or future patents, if issued, to its business. The Company also holds a United States patent relating to certain electronic circuit card connector technology, which expires in 2011, and one-way, point-to-multipoint facsimile transmission by satellite, which expires in 2008. The Company is not currently pursuing development of the facsimile transmission technology.

     Some of the businesses in which the Company is engaged are highly patent-intensive. Many of the Company's competitors have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by the Company. The Company is currently engaged in the development of a variety of more advanced interactive television program guide services, including a high-end service that would allow, among other things, a subscriber to advance from the guide screen to a desired program selection and would offer certain VCR programming capabilities. There can be no assurance that any such services developed by the Company would not be found to infringe patents that are currently held or may be issued to others. The Company is currently engaged in litigation with StarSight relating to certain patents held by StarSight covering certain functions performed by interactive program guide services. If the Company is not successful in its litigation with StarSight, it may be required to obtain a license to develop and market one or more of its services, to cease developing or marketing such services or to redesign such services. See "Part I, Item 3--Legal Proceedings".

     The Company holds federal and foreign registrations for numerous trademarks and service marks, including the word marks Prevue, Prevue Express, Superstar, FM Cubed, Quikvue and UVTV. The Company also holds registrations for a variety of logo design marks.


Employees

     As of December 31, 1996, UVSG had approximately 1,500 employees, including approximately 380 employees of SSDS. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company owns the Teleport, a 15-acre satellite traffic and uplink facility located approximately 20 miles south of Chicago. The Teleport, which is staffed 24 hours a day, 365 days a year, operates seven transmit/receive antennas and has a capacity to add many more. These antennas are used to transmit or receive video, audio and data to and from various satellites for UVSG and its customers. The Company maintains a 22-person engineering and technical staff at the Teleport.

     The Company leases approximately 210,000 square feet of office space in Tulsa, Oklahoma under long-term leases expiring in 1999 and 2003 for approximately 1,100 employees providing services to Prevue Networks, including Sneak Prevue LLC, Prevue Interactive, Superstar, including SNG, UVTV and SpaceCom. Prevue Networks' uplink facility is also at the Tulsa location.

     SSDS owns a 30,000 square foot facility in Englewood, Colorado that serves as the principal headquarters for administration, sales and marketing, business development and service technology. The facility is currently two-thirds occupied, leaving room for future expansion. SSDS also leases offices in 15 cities throughout the United States with leases ranging from a month-to-month basis to terms of up to seven years.

ITEM 3.    LEGAL PROCEEDINGS

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 16, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. The trial is currently in adjournment. Discovery and trial of all other issues has been stayed. On December 13, 1996, the Court held a status conference at which time the parties reported that settlement had not been reached. The Court scheduled the trial to resume on May 5, 1997. There can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's Prevue Interactive subsidiary and the future financial position or results of operations of the Company.

     The State of Illinois ("the State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, Illinois has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending. If the Company's motion is not granted, it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $3.5 million.

     The Company has received correspondence from one of its marketing agents of C-band retail programming packages which claims, among other matters, additional amounts owned in connection with its past and current business relationship with the Company. Discussions to resolve these matters are on going. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

     The Company is also a party to certain other ordinary routine claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.



EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table identifies executive officers of the Company and sets forth their respective ages and positions with the Company.


     Lawrence Flinn, Jr. . . . . 61     Chairman of the Board of
                                          Directors and Chief Executive
                                          Officer
     David P. Beddow . . . . . . 53     President and Director
     Peter C. Boylan, III  . . . 33     Executive Vice President, Chief
                                          Operating Officer and
                                          Director
     Charles B. Ammann . . . . . 42     Senior Vice President and
                                          General Counsel
     Craig M. Waggy  . . . . . . 38     Vice President of Finance and
                                          Treasurer

     Set forth below is a description of the backgrounds of the executive officers of the Company:

     Lawrence Flinn, Jr. has been the Chairman of the Board of Directors and Chief Executive Officer since he acquired a majority ownership interest in the Company in 1976. Mr. Flinn has been a full-time professional participant in the cable television industry for nearly 30 years. Until recently, Mr. Flinn was the principal owner of two privately held companies that owned cable television systems having over 160,000 subscribers. Mr. Flinn is a Director of LodgeNet Entertainment Corporation, a company that provides "in room" television service to hotels.

     David P. Beddow was appointed the Company's President in December 1996. Mr. Beddow also currently serves as Senior Vice President of TCI Technology Ventures, Inc., a position held since September 1994, and is a Director of TCI Satellite Entertainment, Inc. He previously served as Vice President of TCI Technology, Inc. from June 1993 to September 1994. Mr. Beddow was Chief Operating Officer of Primestar Partners, a provider of DTH satellite services, from March 1990 to June 1993.

     Peter C. Boylan, III joined the Company in October 1994 as
Executive Vice President and Chief Financial Officer.   He was elected
a Director in July 1995 and became Chief Operating Officer in December 1996. Beginning in 1992, Mr. Boylan served with Hallmark Cards, Inc. in its Corporate Development and Strategy Group, focusing primarily on the communications and entertainment industries. From 1986 until he joined Hallmark, Mr. Boylan served as Vice President in the development, acquisitions, portfolio management and investment management areas with LaSalle Partners, a privately held real estate investment management firm.

     Charles B. Ammann joined the Company in January 1996 as Senior Vice President and General Counsel. Mr. Ammann is responsible for the Company's legal affairs and human resources functions. From 1990 until he joined the Company, Mr. Ammann served as Vice President of Administration and General Counsel for Flint Industries, Inc., a privately-held company engaged in general contracting of commercial and industrial construction, oil and gas pipeline construction and oilfield services and construction management services. Before his employment at Flint, he was a shareholder of the Tulsa law firm of Gable & Gotwals with his practice concentrated in the areas of corporate, corporate finance and commercial transactions law.

     Craig M. Waggy joined the Company in 1995 as Vice President of Finance and Treasurer. Mr. Waggy is responsible for the Company's accounting, finance and information technology functions. Prior to joining the Company, he was a Senior Manager with Ernst & Young LLP.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

     The Company's Class A Common Stock is traded on the Nasdaq
National Market tier of The Nasdaq Stock Market under the symbol UVSGA.

     High and low sales prices of the Company's Class A Common Stock, as reported on the Nasdaq National Market, are as follows:


     Market Price (1)
                              1996                    1995
     Quarter ended       High      Low           High      Low
     -------------       ----      ---           ----      ---

     March 31           $23.50   $12.13         $13.50    $10.25
     June 30            $24.50   $17.38         $16.88    $11.50
     September 30       $23.00   $17.25         $17.94    $12.75
     December 31        $21.00   $12.75         $16.00    $12.50


    (1) Adjusted for two-for-one stock split effected in the form of a stock dividend to stockholders of record on February 22, 1996. See Note 11 of Notes to Consolidated Financial Statements.


Holders

     At March 20, 1997, the Company had 111 holders of record of its Class A Common Stock (representing approximately 3,000 beneficial stockholders) and one holder of record of its Class B Common Stock.


Dividends

     No cash dividends were declared or paid during 1996 or 1995.

     The Company currently intends to retain all earnings for the continued development and growth of its business and has no plans to pay cash dividends in the future. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, business conditions and other factors that the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED CONSOLIDATED FINANCIAL DATA
                (In thousands, except per share data)


     The following selected consolidated financial data for each of the five years in the period ended December 31, 1996 are derived from audited consolidated financial statements of the Company. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the Notes thereto and other financial information included herein.

                                     Year Ended December 31,

                           1996(1)     1995     1994     1993     1992
                          --------     ----     ----     ----     ----

Income Statement Data:
Revenues                   $437,168 $262,919 $196,679 $114,384 $68,223
Operating expenses          381,948  224,503  170,315  104,149  60,092
                           -------- -------- -------- -------- -------
Operating income             55,220   38,416   26,364   10,235   8,131
Other income (expense),
  net                         1,684     (484)     (72)  (1,894) (2,200)
                           --------  -------  -------   ------  ------

Income from continuing
  operations before
  income taxes and
  minority interest          56,904   37,932   26,292    8,341   5,931
Provision for income
  taxes                     (17,122) (14,483)  (9,985)  (1,082)    (37)
Minority interest in
  earnings                   (9,698)    (277)      --       --    (308)
                           --------  -------  -------  ------- -------
Income from continuing
  operations               $ 30,084 $ 23,172 $ 16,307  $ 7,259 $ 5,586
                           ======== ======== ========  ======= =======

Common and common
  equivalent shares
  outstanding                37,020   36,571   35,836

Earnings per share         $   0.81 $   0.63 $   0.46

Pro forma (unaudited):
Historical income from
  continuing operations
  before income taxes
  and minority interest                                $ 8,341 $ 5,931
Historical provision
  for income taxes                                      (1,082)    (37)
Pro forma income tax
  effects (2)                                           (2,088) (2,217)
Pro forma minority
  interest in earnings                                      --    (191)
                                                        ------  ------
Pro forma income from
  continuing operations (2)                            $ 5,171 $ 3,486
                                                       ======= =======
Pro forma weighted
  average common
  and common equivalent
  shares outstanding (3)                                33,386  33,088

Pro forma earnings per
  share from continuing
  operations (2)                                       $  0.15 $  0.11

Cash dividends declared
  per common share (4)     $   --   $  --    $   --    $    --     N/A

                                           December 31,
                          --------------------------------------------
                          1996     1995       1994      1993      1992
Balance Sheet Data:
Current assets          $172,316  $ 97,581  $ 83,738  $ 63,320   $20,761
Total assets             262,583   185,880   147,048   119,136    74,991
Current liabilities      171,658    85,464    74,410    60,852    27,251
Long-term obligations     22,935    28,261    29,510    31,276    34,608
Total stockholders'
 equity                   64,160    69,093    43,128    27,008    13,132


(1) Effective April 1, 1996, the Company's consolidated operating results include the operating results of SNG, a joint venture formed to combine the retail C-band DTH satellite businesses of the Company's Superstar division and Liberty's Netlink division. Prior to the formation of SNG, Superstar's retail C-band DTH satellite business operated as a division of the Company. See
     Note 3 of Notes to Consolidated Financial Statements.

(2) The Company closed an initial public offering of Class A Common Stock on November 26, 1993. Immediately prior to the closing, the Company completed a series of transactions pursuant to which certain affiliated corporations were merged or otherwise became wholly owned subsidiaries of UVSG (the "Reorganization"). Prior to that date, UVSG and certain of these affiliated corporations operated under Subchapter S of the Internal Revenue Code and comparable provisions of applicable state income tax laws. The amounts shown reflect provisions for federal and state income taxes as if UVSG and each of the entities that became wholly owned subsidiaries of UVSG had been subject to federal and state income taxes during such periods.

(3) For the period prior to the Reorganization, consists of (i) a number of common and common equivalent shares equal to the sum of
     (a) the number of shares of Class B Common Stock outstanding immediately after the Reorganization and (b) 5,600,000, representing the number of additional shares of Class B Common Stock that would have been issued by the Company if the certain shares canceled in the Reorganization in exchange for cash instead were converted into Class B Common Stock and (ii) a number of common equivalent shares attributable to shares of Class B Common Stock which were subject to stock options upon occurrence of the Reorganization. Does not include 4,160,000 shares of Class A Common Stock then reserved for issuance under the Company's Equity Incentive Plan and Stock Option Plan for Non-Employee Directors.

(4) The Company has not declared any dividends subsequent to the Reorganization. Prior to the Reorganization, UVSG and certain existing S corporations made cash distributions to their stockholders to fund such stockholders' federal and state income tax liabilities attributable to their earnings and capital contributions to certain of the other existing S corporations and for other matters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

     The following table sets forth certain financial information for the Company and each of the businesses operated by it during the years ended December 31, 1996, 1995 and 1994.

                                    Year Ended December 31,
                              1996            1995            1994
                         -------------   -------------   -------------
                         Amount     %    Amount     %    Amount     %
                         ------   ----   ------   ----   ------   ----
                                        (In thousands)

Revenues:
 Prevue
  Networks (1)         $ 49,418   11%   $ 39,633   15%  $ 29,337   15%
 Prevue
  Interactive               218   --          68   --         33   --
 Superstar (2)          310,196   71     166,306   63    134,905   68
 UVTV                    25,997    6      26,572   10     22,873   12
 SSDS (3)                36,161    8      17,978    7         --   --
 SpaceCom                15,636    4      12,362    5      9,531    5
 Eliminations              (458)  --          --   --         --   --
                       --------  ---    --------  ---   --------  ---
 Total                 $437,168  100%   $262,919  100%  $196,679  100%
                       ========  ===    ========  ===   ========  ===

EBITDA (4):
 Prevue
  Networks (1)         $ 21,475   30%   $ 16,339   32%  $ 11,643   33%
 Prevue
  Interactive            (5,515)  (8)     (5,632) (11)    (3,089)  (9)
 Superstar (2)           39,224   55      21,635   43     13,223   37
 UVTV                    16,762   23      15,589   31     14,112   40
 SSDS (3)                (3,198)  (4)      1,757    4         --   --
 SpaceCom (5)             3,253    4         497    1       (396)  (1)
 Eliminations              (458)  --          --   --         --   --
                       --------  ---    --------  ---    -------  ---
 Total                 $ 71,543  100%   $ 50,185  100%  $ 35,493  100%
                       ========  ===    ========  ===   ========  ===

Operating income(loss):
 Prevue
  Networks (1)         $ 14,355   26%   $ 11,007   29%  $  7,124   27%
 Prevue
  Interactive            (5,945) (11)     (5,908) (15)    (3,265) (12)
 Superstar (2)           37,013   67      20,111   52     12,124   46
 UVTV                    14,310   26      13,142   34     11,641   44
 SSDS (3)                (5,894) (11)        692    2         --   --
 SpaceCom (5)             1,839    3        (628)  (2)    (1,260)  (5)
 Eliminations              (458)  --         --   --         --   --
                       --------  ---    --------  ---   --------  ---
 Total                 $ 55,220  100%   $ 38,416  100%  $ 26,364  100%
                       ========  ===    ========  ===   ========  ===

Consolidated
 depreciation and
 amortization          $ 16,323         $ 11,769        $  9,129
Consolidated capital
 Expenditures            14,427           12,101           8,520
Consolidated cash
 flows from operations   51,111           33,534          38,571

(1) The revenues, EBITDA and operating income for Prevue Networks include The Prevue Channel, Sneak Prevue and other services offered both domestically and internationally.

(2) The amounts shown in the above tables for Superstar represent Superstar's revenues, EBITDA and operating income included in the Company's consolidated results of operations. Beginning April 1, 1996, these operating results include the combined retail operations of Superstar and those of Liberty's Netlink division.

(3) The amounts shown in the above tables for SSDS represent SSDS's revenues, EBITDA and operating income included in the Company's consolidated results of operations. The Company increased its ownership interest in SSDS to 70% on July 20, 1995. Prior to that date, the Company accounted for its investment in SSDS under the cost method. Operating results of SSDS for each of the three years in the period ended December 31, 1996, are discussed in Results of Operations.

(4) EBITDA represents operating income, plus depreciation and amortization. Financial analysts generally consider EBITDA to be an appropriate measure of performance in the industries in which the Company operates. EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense, and should not be considered as an alternative to net income or to cash flow or to any other generally accepted accounting principles measure of performance, liquidity or financial position.

(5) Amounts include operating costs and expenses of $924,000 incurred during 1995 for SpaceCom's new subsidiary, DirectCom Networks, Inc. ("DirectCom"). DirectCom's operations were terminated during the fourth quarter of 1995.

Results of Operations

Consolidated

     Revenues for 1996 were $437.2 million, compared to $262.9 million in 1995 and $196.7 million in 1994. Revenues were up $174.3 million, or 66%, in 1996, compared to 1995, primarily due to $121.0 million of additional revenues attributable to the retail operations of Liberty Media Corporation's Netlink division ("Netlink") which were combined with those of Superstar's retail operations effective April 1, 1996; revenues from system integration services of SSDS, which was acquired in 1995; growth in the number of satellite programming packages sold and commission revenues from acting as a service agent in the DBS market by Superstar; and increased advertising revenues by Prevue Networks. Revenues were up $66.2 million, or 34%, in 1995, compared with 1994, primarily due to an increase in the number of programming packages sold by Superstar to home satellite dish owners, revenues from system integration services by SSDS and increased advertising revenues by Prevue Networks.

     Operating expenses were $381.9 million for the year ended December 31, 1996, compared to $224.5 million in 1995 and $170.3 million in 1994. Operating expenses increased $157.4 million, or 70%, in 1996 over those in 1995 primarily due to $109.8 million of additional expenses attributable to Netlink, operating expenses of SSDS (which were not consolidated in the prior year) and increased personnel costs resulting from the growth in Prevue Networks and Superstar. In addition, operating expenses for the year ended December 31, 1996 included approximately $3.1 million of expenses associated with severance costs. Operating expenses increased $54.2 million, or 32%, in 1995, compared with 1994, primarily due to increased programming fees resulting from the growth of Superstar's business, operating expenses of SSDS which were not consolidated in the prior year, and increased personnel costs resulting from the addition of new personnel required to support the increased sales volumes, primarily for Prevue Networks and Superstar.

     Interest income was $3.4 million in 1996, compared to $3.4 million in 1995 and $2.4 million in 1994. Interest income in 1996 remained unchanged from that in 1995 as the positive impacts of higher cash balances were offset by lower interest rates. The increase in interest income in 1995 was primarily attributable to higher cash balances compared to 1994.

     Other expenses for 1996 totaled $244,000, compared to $1.9 million in 1995 and $871,000 in 1994. Included in other expenses during 1995 were $1.7 million of nonrecurring expenses associated with the merger between the Company and TCI. Other expenses in 1994 include the retirement of certain headquarter's assets and losses from an equity method affiliate.

     Minority interest in earnings for the year ended December 31, 1996 of $9.7 million represents that portion of earnings attributable to the 50% minority ownership in SNG, the 30% minority ownership in SSDS and the 28% minority ownership in Sneak Prevue LLC. SNG and Sneak Prevue LLC were formed during 1996. The Company's 70% interest in SSDS was acquired in July 1995.

Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the years ended December 31, 1996, 1995 and 1994:

                                      Year ended December 31,
                               1996    Change   1995    Change   1994
                               ----    ------   ----    ------   ----
                                          (In thousands)

     Revenues                $49,418    25%    $39,633   35%   $29,337
     Operating expenses,
       before depreciation
       and amortization       27,943    20%     23,294   32%    17,694
                             -------           -------         -------
     EBITDA                   21,475    31%     16,339   40%    11,643
     Depreciation and
       amortization            7,120    34%      5,332   18%     4,519
                             -------           -------         -------
     Operating income        $14,355    30%    $11,007   55%   $ 7,124
                             =======           =======         =======

     EBITDA margin
       percentage              43%                41%             40%
     Operating margin
       percentage              29%                28%             24%


     Prevue Networks' revenues for 1996 were $49.4 million, compared to $39.6 million in 1995 and $29.3 million in 1994. The increase in revenues in 1996 of $9.8 million, or 25%, over those in 1995 was attributable to national advertising revenues, which grew $5.9 million, or 35%, due to higher rates and growth in measured viewership.
Domestic service fee revenues attributable to The Prevue Channel and Sneak Prevue increased $2.7 million, or 19%, and $900,000, or 15%, respectively, in 1996 compared to 1995. Domestically, The Prevue Channel subscriber counts increased by 4.5 million, or 12%, to 44.2 million during 1996 and subscribers receiving Sneak Prevue increased by
7.8 million, or 30%, to 34.2 million. The increase in Sneak subscribers resulted primarily from the formation of Sneak Prevue, LLC, a new consolidated subsidiary of the Company into which were combined Sneak Prevue and The Barker, a similar product to Sneak Prevue which was previously offered by StarNet, in September 1996. The increase in revenues in 1995 of $10.3 million, or 35%, over those in 1994 was primarily due to increased national advertising revenues resulting from growth in measured viewership and expanded air time combined with increases in domestic service fee revenues. Advertising revenues increased by $7.2 million, or 74%, in 1995 over those in 1994.
Domestic service fee revenues attributable to The Prevue Channel and Sneak Prevue increased by $1.7 million, or 14%, and $785,000, or 15%, respectively, in 1995 compared to 1994. The Prevue Channel subscriber counts increased by 4.8 million, or 14%, during 1995 and subscribers receiving Sneak Prevue increased during 1995 by 2.6 million, or 11%.

     Operating expenses, excluding depreciation and amortization, were $27.9 million in 1996, compared to $23.3 million and $17.7 million in 1995 and 1994, respectively. The increase in operating expenses, before depreciation and amortization, of $4.6 million, or 20%, in 1996 was due to the addition of new personnel required to support increased sales volumes coupled with severance costs associated with former executives. The increase in operating expenses, before depreciation and amortization, of $5.6 million, or 32%, in 1995 as compared to the previous year was due to the addition of new personnel required to support increased sales volumes and development activities and to increases in incentive compensation related to the financial performance of Prevue. Included in operating expenses are the costs incurred by the Company in offering Sneak Prevue, both domestically and internationally, and in connection with the Company's international expansion.

     Depreciation and amortization in 1996 was $7.1 million, an increase of $1.8 million, or 34%, over that in 1995. Depreciation and amortization in 1995 increased $813,000, or 18%, over that in 1994.
The increase in depreciation and amortization in both 1996 and 1995 over the prior years was a result of the acquisition of additional customer control units necessary to support the various Prevue products combined with, in 1996, the assets acquired in the Sneak Prevue LLC joint venture.

Prevue Interactive

     Prevue Interactive generated no significant revenues in 1996, 1995 and 1994. Revenues of $218,000 in 1996 and $68,000 in 1995 were primarily attributable to Quikvue, which launched in late 1994. Revenues of $33,000 in 1994 were primarily attributable to Trakker, a predecessor service. The Company believes the interactive market has the potential to yield significant revenues in the future; however, the Company does not believe there will be any significant increase in the amount of Prevue Interactive's revenues during 1997.

     Operating expenses, excluding depreciation and amortization, were $5.7 million in 1996 and 1995 and $3.1 million in 1994. During 1996, increased product development costs were offset by a reduction in StarSight litigation costs, which were approximately $1.3 million in 1996 compared to $2.3 million in 1995. (See Part I, Item 3 - Legal Proceedings and Note 13 of Notes to Consolidated Financial Statements). The increase in operating expenses, before depreciation and amortization, in 1995 compared to 1994 was due to a $2.1 million increase in legal costs.

Superstar

     The following table sets forth certain financial information for Superstar for the years ended December 31, 1996, 1995 and 1994:

                                         Year ended December 31,
                               1996    Change   1995    Change    1994
                               ----    ------   ----    ------    ----
                                           (In thousands)

     Revenues                $310,196    87%   $166,306   23%  $134,905
     Operating expenses,
       before depreciation
       and amortization       270,972    87%    144,671   19%   121,682
                             --------          --------        --------
     EBITDA                    39,224    81%     21,635   64%    13,223
     Depreciation and
       amortization             2,211    45%      1,524   39%     1,099
                             --------          --------        --------
     Operating income        $ 37,013    84%   $ 20,111   66%  $ 12,124
                             ========          ========        ========

     EBITDA margin
       percentage               13%                13%            10%
     Operating margin
       percentage               12%                12%             9%



     Revenues generated by Superstar during 1996 were $310.2 million, compared to $166.3 million in 1995 and $134.9 million in 1994. The increase in revenues in 1996 of $143.9 million, or 87%, over those in 1995 was largely due to $121.0 million of additional revenues attributable to the retail operations of Netlink, which were combined with those of Superstar's retail operations into a new consolidated subsidiary, SNG, effective April 1, 1996, as well as growth in commission income earned as a service agent for a program supplier in the DBS market. Retail subscribers purchasing programming directly from SNG increased during 1996 by approximately 34,000, or 4%, to 961,000 from the combined subscribers of Superstar's and Netlink's retail operations as of December 31, 1995 and margins improved slightly while the industry decreased 4% to 2.3 million subscribers during the same period. The increase in subscribers is attributable to the purchase of Jones Satellite Programming, Inc. on August 1, 1996, which resulted in the addition of approximately 36,000 subscribers. During the fourth quarter of 1996, SNG lost approximately 31,000 subscribers, a decrease of 3% from September 30, 1996, while the industry declined by approximately 42,000 subscribers, or 2% from September 30, 1996. Commission revenues from acting as a service agent in the DBS market increased by approximately $9.4 million in 1996 over those in 1995.
The increase in revenues in 1995 of $31.4 million, or 23%, over those in 1994 was primarily due to the growth in the number of retail subscribers served, as well as an increase in commissions earned as a service agent in the DBS market. Retail subscribers purchasing programming from Superstar increased during 1995 by approximately 55,000, or 13%, to 490,000 while the industry increased 8% to 2.4 million subscribers during the same period.

     Operating expenses, excluding depreciation and amortization, were $271.0 million in 1996, compared to $144.7 million and $121.7 million in 1995 and 1994, respectively. The increase in operating expenses, before depreciation and amortization, of $126.3 million, or 87%, and $23.0 million, or 19%, respectively, in both 1996 and 1995 as compared to the previous years' results was due primarily to increased programming fees, which vary in relation to revenues, and selling, general and administrative costs necessary to acquire and service the customer base. The addition of Netlink's retail business contributed $109.8 million of the operating expense increase in 1996 over 1995.

     Depreciation and amortization was $2.2 million in 1996, compared to $1.5 million and $1.1 million in 1995 and 1994, respectively. The increase in depreciation and amortization of $687,000, or 45%, and $425,000, or 39%, respectively, in both 1996 and 1995 was primarily the result of additional data processing equipment and office furniture purchases necessitated by the increase in subscribers and employees, respectively, as well as the amortization related to the purchase of Jones Satellite Programming, Inc. in 1996.

     Excluding Liberty's minority interest in SNG, the revenues, EBITDA and operating income attributable to the Company's ownership interest in Superstar was $189.2 million, $28.0 million and $26.8 million, respectively, increases of 14%, 30% and 30%, respectively, over the prior year and resulting in EBITDA and operating margin percentages of 15% and 14%, respectively. Included in EBITDA and operating income during 1996 was approximately $627,000 in severance costs.

UVTV

     The following table sets forth certain financial information for UVTV for the years ended December 31, 1996, 1995 and 1994:

                                     Year ended December 31,
                               1996    Change   1995    Change   1994
                               ----    ------   ----    ------   ----
                                         (In thousands)

     Revenues                $25,997    (2)%    $26,572   16 %  $22,873
     Operating expenses,
       before depreciation
       and amortization        9,235   (16)%     10,983   25 %    8,761
                             -------            -------         -------
     EBITDA                   16,762     8 %     15,589   10 %   14,112
     Depreciation and
       amortization            2,452     0 %      2,447   (1)%    2,471
                             -------            -------         -------
     Operating income        $14,310     9 %    $13,142   13 %  $11,641
                             =======            =======         =======

     EBITDA margin
       percentage              64%                59%             62%
     Operating margin
       percentage              55%                49%             51%



     UVTV's revenues for 1996 were $26.0 million compared to $26.6 million in 1995 and $22.9 million in 1994. The decrease in revenues in 1996 of $575,000, or 2%, from those in 1995 was largely attributable to 1995's results including $2.0 million in revenues generated from a one-time pay-per-view event offset by revenues from programming services increasing $1.4 million, or 6%, over those in 1995. UVTV/WGN subscriber counts increased by 1.5 million, or 4%, during 1996 while subscribers to UVTV/WPIX and UVTV/KTLA remained constant. The increase in 1995 revenues of $3.7 million, or 16%, over those in 1994 was primarily due to the pay-per-view event discussed above coupled with revenues from programming services increasing $512,000, or 2%, over those in 1994. UVTV/WGN subscriber counts increased 2.3 million, or 7%, during 1995 and subscribers to UVTV/WPIX increased during 1995 by 108,000, or 6%. Offsetting these subscriber count increases, the Company was compelled in 1995 to discontinue its UVTV/KTVT service, which had 362,000 subscribers, when KTVT became a network affiliate. The Company was able to sublease its excess transponder space, previously used to deliver UVTV/KTVT, for $1.3 million per year. The positive impact on revenues from increased subscribers were partially offset by the consolidation of multiple system operators during 1996 and 1995 which negatively impacted the pricing of UVTV's services to certain cable systems, a trend which may continue in future years.

     Excluding $1.9 million of expenses related to the 1995 one time pay-per-view event discussed above, operating expenses, before depreciation and amortization, increased $170,000, or 2%, from 1995 while 1995 expenses increased $304,000, or 3%, from 1994. These increases were due to increased selling, general and administrative costs.

     Depreciation and amortization in 1996 was $2.5 million, relatively unchanged from 1995 and 1994 levels.

     On January 1, 1997, TCI discontinued UVTV/WGN from certain of its fully owned systems then carrying the superstation, reducing UVTV/WGN subscribers by approximately 4.5 million. However, through March 15, 1997, new system launches and existing system subscriber growth aggregating approximately 1.1 million new subscribers coupled with contracts with two DBS providers for carriage beginning in 1997 to approximately 3.9 million subscribers more than offset the reduction.

SSDS

     The results of operations of SSDS have been consolidated with the results of operations of the Company for reporting purposes subsequent to July 20, 1995, the date the Company increased its ownership interest in SSDS to 70%. The following discussion is based on the financial statements of SSDS, both prior to and subsequent to its July 20, 1995 acquisition date, and does not include the amortization of goodwill resulting from the acquisition, which amounted to approximately $2.0 million for the year ended December 31, 1996 and approximately $840,000 for the period from July 20, 1995 through December 31, 1995.

     SSDS'S revenues for 1996 were $36.2 million, relatively unchanged from 1995. Public sector revenues remained flat compared to the prior year, while the commercial business experienced a 4% increase over 1995 results which was offset by the defense business realizing a decrease of 4% from the prior year. Revenues for 1995 were $36.4 million, an increase of $3.9 million, or 12%, over 1994. The increase in revenues during 1995 was primarily due to new contracts and tasks with existing customers in the defense sector. During 1995, the public sector and commercial business revenues remained relatively flat, compared to 1994.

     Operating expenses, before depreciation and amortization, increased in 1996 by nearly $6.0 million, or 18%, over 1995. The increase in operating costs was the result of additional technical personnel, other direct contract costs and higher marketing and development costs that were incurred in pursuit of new commercial business opportunities that did not materialize as anticipated. Operating expenses, excluding depreciation and amortization, in 1995 increased $5.0 million, or 17%, over 1994 mainly due to the need for additional technical personnel and marketing and development costs.

     Depreciation expense increased in 1996 by $222,000, or 48%, and in 1995 by $48,000, or 12%, over the prior years' results. The increases in both periods were the result of office expansions and infrastructure equipment purchased to support the increase in technical personnel.

SpaceCom

     Revenues generated by SpaceCom during 1996 were $15.6 million, compared to $12.4 million in 1995 and $9.5 million in 1994. The increase in revenues in 1996 of $3.3 million, or 26%, over 1995 and in 1995 of $2.8 million, or 30%, over 1994 were both attributable principally to increased demand for channel space from SpaceCom's existing paging customers. The transponder with SpaceCom's fastest growing service, FM Cubed, had an occupancy of 100% as of December 31, 1996, compared to 86% as of December 31, 1995 and 40% as of December 31, 1994.

     Operating expenses, excluding depreciation and amortization, were $12.4 million in 1996, compared to $11.9 million and $9.9 million in 1995 and 1994, respectively. The increase in operating expenses, before depreciation and amortization, of $518,000, or 4%, in 1996 over 1995 resulted primarily from increased compensation partially offset by 1996 not having the operating expense burden of DirectCom. In 1995, SpaceCom ventured into the direct-to-home market with DirectCom and incurred $924,000 in operating expenses. DirectCom's operations were terminated in the fourth quarter of 1995. The increase in operating expenses, before depreciation and amortization, of $1.9 million, or 20%, in 1995 over 1994 resulted primarily due to the expenses incurred by DirectCom and increased transmission expenses as SpaceCom broadened its product offering.

     Depreciation and amortization in 1996 was $1.4 million, an increase of $289,000, or 26%, over that in 1995. Depreciation and amortization in 1995 increased $261,000, or 30%, over that in 1994. The increase in depreciation and amortization in both 1996 and 1995 were the result of acquiring new assets to provide a wider range of services.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and investments. In 1996, net cash flows from operating activities were $51.1 million ($48.8 million after distributions to minority interests), reflecting the continued growth of the Company's after-tax earnings. This cash, plus existing cash resources, proceeds from the exercise of stock options of $3.2 million and borrowing by SSDS of $7.2 million, were used to fund the Company's additional investment in marketable securities of $26.6 million, capital expenditures of $14.4 million and the reduction in the Company's capitalized lease obligations of $3.0 million during 1996.

     At December 31, 1996, the Company's cash, cash equivalents and marketable securities aggregated $101.4 million, an increase of $40.7 million over that as of December 31, 1995. The above total includes $9.8 million of cash and cash equivalents held by SNG, in which the Company has a 50% ownership interest. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of December 31, 1996, approximately $58.6 million of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits exposure to interest rate fluctuations to periods in excess of 18 months.

     The Company has a credit agreement with a bank under which, subject to certain conditions, the bank has agreed to lend up to $10.0 million on a revolving basis through March 31, 1997, at which time the outstanding balance, if any, will convert to a five-year term
amortizing loan.   Borrowings under this facility are guaranteed by the
Company's subsidiaries, excluding SSDS, and bear interest at the bank's designated prime rate, the London Interbank Offering Rate ("LIBOR") plus a margin or the Certificate of Deposit rate plus a margin. At December 31, 1996, $200,000 in letters of credit and no borrowings were outstanding under the credit facility. The Company currently does not intend to renew this credit facility, but is considering entering into an expanded credit facility during 1997.

     In addition, SSDS has a revolving credit facility with a bank which provides for borrowings up to 75% of billed trade receivables of SSDS less than 60 days past due, subject to certain conditions, and which expires April 30, 1997. Borrowings under this credit facility bear interest at the bank's designated prime rate plus a margin. This credit facility, which was entered into subsequent to December 31, 1996, replaced the previously existing unsecured credit facility under which $7.2 million was outstanding at December 31, 1996. Management believes it is possible SSDS will need to increase the borrowing level under the credit facility or obtain additional financing or capital to support its operations during 1997 and will likely have to renegotiate certain financial covenant ratios to remain in compliance with the terms of the credit facility.

     The Company collects annually, in advance, a majority of its SNG subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of December 31, 1996, the unearned portion of all prepayments totaled $108.1 million, of which approximately $87.0 million, or 81%, was attributable to SNG. Aggregate unearned prepayments increased by $58.1 million during the year ended December 31, 1996, of which $50.9 million was attributable to the customer prepayments associated with Netlink's operations, which were combined with those of Superstar effective April 1, 1996 in SNG. SNG generally offers a refund of unearned prepayments at the customer's option if service is discontinued for any reason. In the case of UVTV and Prevue Networks, the Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments aggregating
$23.5 million as of December 31, 1996, a reduction of $3.0 million, or 11%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during 1996 by approximately $3.3 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $5.7 million in operating expenses, net of sublease revenue, during 1996.

     Capital expenditures during 1996 of $14.4 million were principally attributable to the purchase of control units provided to the Company's cable television customers and to data processing equipment and furniture, fixtures and facilities used by the Company.

     In connection with development of its Prevue Interactive technology and in defending itself against certain patent infringement claims by StarSight, the Company made expenditures during 1996 totaling approximately $6.2 million ($1.3 million related to the StarSight litigation) and estimates that its total expenditures during 1997 will aggregate approximately $8.0 million. These expenditures for 1997 are expected to relate primarily to (i) continued market testing of the Company's interactive technology, (ii) on-going software development which will make the Company's interactive technology compatible with new set-top converters, (iii) the launch of Prevue Interactive services to Programming Distributor's systems that acquire and install new set-top converters, and (iv) continued patent litigation. The Company anticipates that substantially all of the anticipated expenditures will be expensed as incurred and will be funded by working capital and cash generated by operations and from the Company's other available capital resources. At the present time, the Company is unable to estimate the amount of funds that will be necessary to implement its plan for the development of its interactive technology or to develop additional applications for such technology, as much depends on the pace of technological developments, the response of cable television systems and their subscribers to initial interactive services and other factors beyond the Company's control.

     The Company believes, except as discussed above for SSDS, that currently available cash and cash equivalents, marketable securities and cash flow generated from operations, will provide the resources necessary to meet its working capital and related financing needs for the foreseeable future and to pursue opportunities to expand its businesses.

     The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 1,000,000 shares of the Company's Class A Common Stock using existing cash resources. No shares of stock were repurchased during 1996; however, through March 20, 1997, the Company had repurchased 124,000 shares of stock.

     The Company announced in December 1996 that the Board of Directors had authorized management to pursue a potential spin-off of the Company's 50% interest in SNG. The potential spin-off is contingent on, among other matters, the Company obtaining a favorable private letter ruling from the Internal Revenue Service. Recently announced consolidations in the DBS industry and complex tax matters may impact the Company's strategy with respect to the spin-off.

     The Company continues to explore opportunities to expand the market shares of its existing businesses, develop new products and acquire interests in new businesses.

     Cautionary Statement

     This report contains "forward looking statements" within the meaning of the federal securities laws, including the Company's plan for the development of interactive and information services, the sufficiency of existing and available transponder capacity, the availability of resources to fund operations and capital expenditures, the Company's pursuit of certain business activities and other statements of expectations, beliefs, plans and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to changes in the regulation of the cable television industry adverse to the Company's services, loss of cable compulsory license provided by federal law, the willingness of cable television systems to acquire and install new equipment that will allow the Company effectively to market its interactive technology, increased price and service competition within the industry, the Company's ability to keep pace with technological developments and the Company's dependence upon intellectual property rights, including the Company's ability to defend itself against claims by StarSight and others asserting infringement of their intellectual property.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA


                    UNITED VIDEO SATELLITE GROUP, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                              Page
                                                              ----


Report of Independent Auditors                                 44
Consolidated Balance Sheets                                    45
Consolidated Statements of Income                              46
Consolidated Statements of Changes in Stockholders'
  Equity                                                       47
Consolidated Statements of Cash Flows                          48
Notes to Consolidated Financial Statements                     49





              INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts


All other Schedules have been omitted since the required information is not present or the amounts are not sufficient to require submission of the Schedule or because the information required is included in the respective financial statements or notes thereto.

                  REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
United Video Satellite Group, Inc.



     We have audited the accompanying consolidated balance sheets of United Video Satellite Group, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Video Satellite Group, Inc. at
December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                        ERNST & YOUNG LLP


Tulsa, Oklahoma
February 10, 1997

                  UNITED VIDEO SATELLITE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)

                                                   December 31,
                                               1996           1995
                                               ----           ----

ASSETS
Current assets:
  Cash and cash equivalents                 $ 42,796        $  28,485
  Marketable securities, at market            58,581           32,208
  Accounts receivable, net of allowance
    for doubtful accounts of $2,535 and
    $1,788 at December 31, 1996 and 1995,
    respectively                              58,813           28,890
  Prepaid expenses and other                   9,916            6,627
  Deferred tax asset                           2,210            1,371
                                            --------         --------
Total current assets                         172,316           97,581


Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                56,381           52,844
Goodwill, net of accumulated amortiza-
  tion of $4,167 and $1,733 at December
  31, 1996 and 1995, respectively             31,459           32,685
Deferred tax asset                                --              475
Other assets, net of accumulated
  amortization of $887 and
  $624 at December 31, 1996
  and 1995, respectively                       2,427            2,295
                                            --------         --------
Total assets                                $262,583         $185,880
                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                          $  6,744         $  4,976
  Accrued liabilities                         46,336           27,441
  Current portion of capital lease
    obligations and long-term debt            10,519            3,053
                                            --------         --------
                                              63,599           35,470
  Customer prepayments                       108,059           49,994
                                            --------         --------
Total current liabilities                    171,658           85,464

Deferred compensation                          1,452            4,269
Deferred tax liability                           765               --
Capital lease obligations and
  long-term debt                              20,718           23,992
Minority interest                              3,830            3,062

Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized,
    no shares outstanding                         --               --
  Class A common stock, $.01 par value;
    60,000,000 shares authorized,
    23,842,286 and 11,065,636 shares
    outstanding in 1996 and 1995,
    respectively                                 238               55
  Treasury stock, at cost; 4,000 shares          (77)              --
  Class B common stock, $.01 par value;
    30,000,000 shares authorized,
    12,373,294 and 24,746,588 shares
    outstanding in 1996 and 1995,
    respectively                                 124              124
  Additional paid-in capital                  34,865           29,507
  Note receivable from stockholder              (509)            (472)
  Retained earnings                           70,234           39,879
                                            --------         --------
                                             104,875           69,093
  Minority interest deficit in
   Superstar/Netlink Group LLC               (40,715)              --
                                            --------         --------
Total stockholders' equity                    64,160           69,093
                                            --------         --------
Total liabilities and stockholders' equity  $262,583         $185,880
                                            ========         ========


                        See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share amounts)


                                           Year Ended December 31,
                                        1996       1995        1994
                                        ----       ----        ----
Revenues:
  Satellite services                  $377,743   $226,923    $186,019
  Advertising sales                     22,774     16,921       9,734
  Systems integration
    services                            35,703     17,978          --
  Other                                    948      1,097         926
                                      --------    -------    --------
                                       437,168    262,919     196,679

Operating expenses:
  Programming and
    delivery                           227,938    120,594     102,059
  Selling, general
    and administrative                 137,687     92,140      59,127
  Depreciation                           9,965      6,736       4,948
  Amortization                           6,358      5,033       4,181
                                      --------    -------     -------
                                       381,948    224,503     170,315
                                      --------    -------     -------
Operating income                        55,220     38,416      26,364

Interest income                          3,401      3,379       2,383
Interest expense                        (2,024)    (2,003)     (2,155)
Other income                               551          8         571
Other expense                             (244)    (1,868)       (871)
                                      --------    -------     -------
Income before income taxes
  and minority interest                 56,904     37,932      26,292
Provision for income taxes             (17,122)   (14,483)     (9,985)
Minority interest
  in earnings                           (9,698)      (277)         --
                                      --------   --------    --------
Net income                            $ 30,084   $ 23,172    $ 16,307
                                      ========   ========    ========

Common and common
  equivalent shares
  outstanding                           37,020     36,571      35,836

Earnings per share                    $   0.81   $   0.63    $   0.46


                        See accompanying notes.



                    UNITED VIDEO SATELLITE GROUP, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (In thousands)



                                                                     Notes
                        Class A     Class B     Additional           Receivable            Minority
                        Common      Common      Paid-In     Treasury From         Retained Interest
                        Stock       Stock       Capital     Stock    Stockholders Earnings Deficit   Total


Balance at December 31,
1993                    $ 41        $135        $26,994     $ --     $(672)       $   510  $     --  $27,008
  Net income              --          --             --       --        --         16,307        --   16,307
  Exercise of
    stock options         --          --             34       --        --             --        --       34
  Conversion of
    stock                 11         (11)            --       --        --             --        --       --
  Payments received
    on stockholders'
    notes                 --          --             --       --        59             --        --       59
  Adjustment to
    unrealized net
    losses on
    available-for-
    sale securities,
    net of sale           --          --             --       --        --           (280)       --     (280)
                        ----        ----        -------     ----     -------      -------- --------  -------

Balance at December 31,
1994                      52         124         27,028       --      (613)        16,537        --   43,128
  Net income              --         --              --       --        --         23,172        --   23,172
  Exercise of
    stock options          3         --             980       --        --             --        --      983
  Tax benefit from
    exercise of
    nonqualified stock
    options               --         --           1,499       --        --             --        --    1,499
  Payments received
    on stockholders'
    notes, net of
    stockholders loans    --         --              --       --       141             --        --      141
  Adjustment to
    unrealized net
    losses on
    available-for-
    sale securities,
    net of tax            --         --              --       --        --            170        --      170
                        ----        ----        -------     ----     ------       -------  --------  -------

Balance at December 31,
1995                      55         124         29,507       --       (472)       39,879        --   69,093
  Net income              --          --             --       --         --        30,084        --   30,084
  Conversion of
    stock                 62         (62)            --       --         --            --        --       --
  Two-for-one split      117          62           (179)      --         --            --                 --
  Exercise of stock
    options                4          --          3,289      (77)        --            --        --    3,216
  Tax benefit from
    exercise of
    nonqualified stock
    options               --          --          1,187       --         --            --        --    1,187
  Stockholder loans       --          --             --       --        (37)           --        --      (37)
  Noncash stock
    compensation          --          --          1,061       --         --            --        --    1,061
  Adjustment to
    unrealized net
    losses on
    available-for-
    sale securities,
    net of tax            --          --             --       --         --           271        --      271
  Minority interest
    deficit in
    Superstar/
    Netlink Group
    LLC at formation      --          --             --       --         --            --   (49,169) (49,169)
  Excess of earnings
    over distributions
    to minority
    interest in
    Superstar/
    Netlink Group
    LLC                   --          --             --       --         --            --     8,454    8,454
                        ----        ----        -------     ----     ------       -------  --------  -------
Balance at December 31,
1996                    $238        $124        $34,865     $(77)    $(509)       $70,234  $(40,715) $64,160
                        ====        ====        =======     ====     =====        =======  ========  =======






                   UNITED VIDEO SATELLITE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)


                                           Year Ended December 31,
                                         1996       1995        1994
                                         ----       ----        ----
Operating activities:
Net income                            $ 30,084   $ 23,172    $ 16,307
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization       16,323     11,769       9,129
    Minority interest in earnings        9,698        277          --
    Noncash compensation expense         1,034      2,690       2,127
    Deferred income taxes                  232     (1,265)       (294)
    Amortization of bond premiums          650        528         360
    Loss on asset dispositions             123         80         405
    Loss from equity method affiliate       --        146         104
    Amortization of deferred lease
      expense                              (89)      (111)        418
    Changes in operating assets and
    liabilities:
      Accounts receivable              (14,820)    (9,626)     (1,270)
      Prepaid expenses and other        (2,929)    (3,060)       (737)
      Accounts payable                     440        274       1,253
      Accrued liabilities                8,648      7,077       5,343
      Customer prepayments               4,508      2,708       6,196
      Other                             (2,791)    (1,125)       (770)
                                      --------   --------     -------
Net cash provided by operating
  activities                            51,111     33,534      38,571

Investing activities:
  Capital expenditures                 (14,427)   (12,101)     (8,520)
  Investment in SSDS, Inc.,
    net of cash acquired                  (106)   (25,210)     (8,027)
  Purchases of marketable securities (47,065) (26,202) (73,800) Maturities of marketable
    securities                          20,482     27,765      39,419
  Other                                 (1,025)      (208)       (460)
                                     ---------   --------    --------
Net cash used in investing
  activities                           (42,141)   (35,956)    (51,388)

Financing activities:
  Repayment of long-term debt              (14)        (5)         --
  Long-term debt borrowings              7,245         --          --
  Repayment of capital lease
    obligations                         (3,039)    (2,833)     (2,642)
  Issuance of stock                      3,216        983          34
  Decrease (Increase) in
    notes receivable from
    stockholders                           (37)       141          59
  Net proceeds from subsidiary
    stock transactions                     270         97          --
  Distributions to
    minority interests                  (2,300)        --          --
                                       -------    -------     -------
Net cash provided by (used in)
  financing activities                   5,341     (1,617)     (2,549)
                                       -------    -------     -------
Net increase (decrease) in
  cash and cash equivalents             14,311     (4,039)    (15,366)
Cash and cash equivalents at
  beginning of year                     28,485     32,524      47,890
                                       -------    -------     -------
Cash and cash equivalents
  at end of year                       $42,796    $28,485     $32,524
                                       =======    =======     =======


                       See accompanying notes.

                 UNITED VIDEO SATELLITE GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   General

     The Company

     United Video Satellite Group, Inc. ("UVSG" or the "Company") provides satellite-delivered video, audio, data and program promotion services to cable television systems, direct-to-home satellite dish users, radio stations and private network users primarily throughout North America, and software development and system integration services to commercial entities, the federal government and defense related agencies in locations throughout the United States. The majority of the Company's operating income is earned through the sale of home satellite dish services and satellite distribution of video and program promotion services.


     Merger

     On January 25, 1996, the stockholders of UVSG adopted the Agreement and Plan of Merger dated as of July 10, 1995, as amended (the "Merger Agreement"), among UVSG, Tele-Communications, Inc. ("TCI") and TCI Merger Sub, Inc. ("Merger Sub"), pursuant to which Merger Sub was merged into UVSG, with UVSG as the surviving corporation (the
"Merger").  The Merger was consummated later that same day.

     Pursuant to the terms of the Merger Agreement, holders of Class A Common Stock of UVSG (other than the then controlling stockholder) had the right to elect to have up to half of their shares of Class A Common Stock converted into "Merger Consideration" consisting of one share of TCI's Redeemable Convertible TCI Group Preferred Stock, Series G, par value $.01 per share and one share of TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H, par value $.01 per share. A total of 11,115,392 shares of Class A Common Stock were held by stockholders who had the right to convert up to half of their shares into Merger Consideration, and a total of 2,145,466 shares were so converted.

     In connection with the Merger, UVSG's then controlling stockholder converted 12,373,294 of the shares of Class B Common Stock of UVSG held by him into shares of UVSG Class A Common Stock. Pursuant to the terms of the Merger Agreement, the remaining 12,373,294 shares of Class B Common Stock retained by UVSG's controlling stockholder were converted into Merger Consideration.

     As a consequence of the foregoing transactions, TCI acquired 12,373,294 shares of UVSG Class B Common Stock and 2,145,466 shares of UVSG Class A Common Stock, together representing approximately 40% of the issued and outstanding common stock of UVSG and approximately 86% of the total voting power of UVSG common stock immediately after the Merger, resulting in UVSG becoming a majority-controlled subsidiary of TCI.

2.   Significant Accounting Policies


     Basis of Presentation

     These financial statements present the consolidated financial position, results of operations and cash flows of UVSG and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Marketable Securities

     The Company invests the majority of its cash available for operations in equity and municipal debt securities which are classified as cash and cash equivalents or marketable securities, based on maturity dates when acquired. These investments are diversified among high credit quality issues in accordance with the Company's investment policy. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt and equity securities which the Company may not hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair market value with the unrealized gains and losses, net of tax, reported as a component of retained earnings. At December 31, 1996 and 1995, the Company classified all of its marketable securities as available-for-sale.

     The amortized cost of the Company's municipal debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income. The cost of the municipal debt securities sold is based on the specific identification method.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Additions and improvements that extend the useful lives of assets are capitalized. Other expenditures for repairs and maintenance are charged to expense as incurred.

     Depreciation and Amortization

     Depreciation and amortization of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

          Leased transponders                     9-12 years
          Building                               10-32 years
          Building improvements                   5-10 years
          Electronic equipment                    3- 5 years
          Equipment and other                     3-15 years

     Goodwill is being amortized on a straight-line basis over 5-
15 years (see Note 4).

     Revenue Recognition on Satellite Services

     The Company recognizes revenue on the accrual basis in the month the service is provided. Annual and shorter period payments received in advance for subscription services are deferred until the month earned, at which time income is recognized. The Company's liability is limited to the unearned prepayments in the event a refund should become necessary.

     Revenue Recognition on Systems Integration Services

     Revenues and profits on systems integration services are determined based on progress to completion measured generally either by incurred billable hours and costs at contract rates or on the percentage-of-completion method by comparing actual costs incurred to total estimated costs expected to be incurred to complete the contract.

     Any excess of contract revenue recognized (i.e., costs incurred plus gross profit earned) over billings to date represents unbilled revenues earned and is included in accounts receivable. Any excess of billings over contract revenue earned is deferred as advance billings and is included in accrued liabilities. At December 31, 1996 and 1995, $7.2 million and $5.4 million, respectively, of earned revenues not yet billed are included in accounts receivable and $668,000 and $90,000, respectively, of excess billings over contract revenue earned are included in accrued liabilities. Estimated losses of contracts are recorded in full when a loss is anticipated.

     Income Taxes

     Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

     Earnings Per Share

     Earnings per share is calculated based upon the weighted average number of common shares outstanding, after giving effect to dilutive stock options using the treasury stock method. Fully diluted earnings per share is not materially different from primary earnings per share.

     Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. The Company invests its available cash in high grade municipal securities, equity securities and money market funds. Concentration of credit risk with respect to satellite services trade receivables are limited since a substantial number of the Company's customers pay in advance, providing for receipt of funds prior to service being rendered, or provide letters of credit as security. For other customers, service is generally terminated in the event payment is not received within 30 days of service. The Company generally does not require collateral from its systems integration services customers as progress billings are rendered to customers as the work is completed. Credit losses have been within management's expectations.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Stock-based Compensation

     The Company follows the guidelines established by Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" and related Interpretations in accounting for its employees' stock options.

     Related Party Transactions

     TCI purchases video, program promotion and guide services and subscriber management services from the Company. During the years ended December 31, 1996, 1995 and 1994, revenues earned by the Company from TCI were $8.1 million, $6.1 million and $5.2 million, respectively. Additionally, TCI purchased system integration services from the Company totaling $3.1 million and $329,000 during 1996 and 1995, respectively. The Company purchases programming from a TCI affiliate and production services from its cable operations. These purchases totaled $34.1 million, $12.3 million and $12.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. See also Note 3.

     Research and Development Costs

     Research and development costs of $5.4 million, $3.7 million and $2.6 million for the years ended December 31, 1996, 1995 and 1994, respectively, are included in selling, general and administrative expenses.


3.   Retail C-Band Home Satellite Dish Joint Venture

     On August 9, 1996, the Company and Liberty Media Corporation ("Liberty") executed an amended and restated agreement (the "Agreement") under which the Company's Superstar division and Liberty's Netlink division contributed their retail C-band home satellite dish business' assets, obligations and operations, effective April 1, 1996, to a new entity owned 50% each by UVSG and Liberty. Liberty is a wholly owned subsidiary of TCI and, accordingly, for financial reporting purposes, the combination was accounted for as a merger of businesses under common control, whereby the assets and obligations of both Superstar and Netlink were contributed to the venture at their historical cost. The operations of the combined businesses have been consolidated, effective April 1, 1996, with the operating results of the Company as the Company has voting control over the venture's operations.

     Assets contributed by Liberty to the venture totaled $14.7 million and consisted primarily of $14.3 million of accounts receivable.
These assets were subject to liabilities of $64.0 million, consisting of $50.9 million of customer prepayments and $13.1 million of accounts payable and accrued liabilities and resulted in Liberty contributing net liabilities to the venture. The Company contributed net liabilities in the same amount to the venture. The Company has classified the capital deficit of Liberty in the venture as a reduction to stockholders' equity. Liberty's minority interest in the earnings of the venture, net of distributions, will be reported as an adjustment to Liberty's capital deficit in the venture until such time as the capital deficit has been satisfied.

     The following pro forma financial information reflects the Company's results of operations for the years ended December 31, 1996 and 1995 as though the retail operations had been combined as of January 1, 1995:

                                           1996         1995
                                           ----         ----
                              (In thousands, except per share amounts)

     Pro forma:
      Revenues                          $476,229     $401,990
      Net income                        $ 29,810     $ 18,751
      Net income per share              $   0.81     $   0.51


4.   Acquisition

     On July 20, 1995, the Company increased its ownership interest in SSDS, Inc. ("SSDS"), a privately held software development and systems integration company, to 70% by purchasing a 50% interest in SSDS for approximately $28.5 million in cash and by converting a promissory note from SSDS dated December 12, 1994, in the original principal amount of $4.0 million, into an additional 10% interest. The Company had previously acquired in December 1994, for approximately $4.0 million, a 10% interest in SSDS. The purchase price of the Company's ownership interest in SSDS exceeded the fair value of SSDS's net assets acquired by approximately $30 million, which was assigned to goodwill and is being amortized over 15 years. The balance of goodwill relates to previous acquisitions of minority interests in Prevue Networks, Inc. ("Prevue Networks"), a wholly owned subsidiary of UVSG and other business combinations. The results of operations of SSDS have been consolidated with the results of the Company for reporting purposes subsequent to July 20, 1995.


5.   Available-For-Sale Securities

     The Company's available-for-sale securities as of December 31 are summarized as follows (in thousands):

                                              1996
                           ----------------------------------------
                                             Gross
                                           Unrealized     Estimated
                           Unamortized       Gains          Fair
                              Cost          (Losses)        Value
                           -----------     ----------     ---------

     Municipal debt
     securities:
       Due after three
         months through
         one year            $ 7,802           $ (1)       $ 7,801
       Due after one
         year through
         three years          50,207             42         50,249
                             -------           ----        -------
                              58,009             41         58,050
     Equity securities           315            216            531
                             -------          -----        -------
                             $58,324          $ 257        $58,581
                             =======          =====        =======

                                            1995
                           ----------------------------------------
                                             Gross
                                           Unrealized     Estimated
                           Unamortized       Gains          Fair
                              Cost          (Losses)        Value
                           -----------     ----------     ---------

     Municipal debt
     securities:
       Due after three
         months through
         one year            $10,353          $   2        $10,355
       Due after one year
         through three
         years                21,089            (91)        20,998
                             -------           ----        -------
                              31,442            (89)        31,353
     Equity securities           950            (95)           855
                             -------          -----        -------
                             $32,392          $(184)       $32,208
                             =======          =====        =======


     Fair values for available-for-sale securities are based on quoted market prices. The carrying amounts reported in the consolidated balance sheet for all other financial instruments approximate those instruments' fair values.

     In 1996 and 1995, there were no realized gains or losses from the sale of marketable securities. The net adjustment to unrealized holding gains and losses on available-for-sale securities is reflected in retained earnings, net of tax.


6.   Property, Plant and Equipment

     Property, plant and equipment as of December 31 are summarized as follows (in thousands):

                                             1996            1995
                                             ----            ----

     Leased transponders                   $ 37,959        $37,959
     Land                                       172            172
     Building                                 1,048            892
     Building improvements                    3,354          2,353
     Electronic equipment                    30,222         21,448
     Equipment and other                     35,748         28,240
                                           --------        -------
                                            108,503         91,064
     Accumulated depreciation and
       amortization                          52,122         38,220
                                           --------        -------
                                           $ 56,381        $52,844
                                           ========        =======


     Included in the above amounts are two transponders leased under long-term agreements that are accounted for as capital leases.
Accumulated amortization of such assets was $16.0 million and $12.4 million at December 31, 1996 and 1995, respectively.

7.   Income Taxes

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in thousands):


                                             1996            1995
                                             ----            ----
     Deferred tax assets:
       Bad debt expense                     $  920          $  678
       Deferred compensation                 1,256           1,614
       Compensated absences                    384             378
       Capital lease obligations               631             419
       Unrealized (gain)/loss on
         marketable securities                 (95)             74
       Other                                   554             699
                                            ------          ------
           Total deferred tax assets         3,650           3,862

     Deferred tax liabilities:
       Book/tax depreciation                 2,205           2,016
                                            ------          ------
           Total deferred tax
             liabilities                     2,205           2,016
                                            ------          ------
     Net deferred tax assets                $1,445          $1,846
                                            ======          ======


     Significant components of the provision for income taxes for the years ended December 31 are as follows (in thousands):


                                       1996       1995       1994
                                       ----       ----       ----
     Current:
       Federal                       $15,476    $13,765    $ 8,388
       State                           1,414      1,983      1,891
                                      ------    -------    -------
                                      16,890     15,748     10,279
     Deferred:
       Federal                           192     (1,123)      (242)
       State                              40       (142)       (52)
                                      ------    -------     ------
                                         232     (1,265)      (294)
                                      ------    -------     ------

                                     $17,122    $14,483    $ 9,985
                                     =======    =======    =======

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is (in thousands):

                                       1996       1995       1994
                                       ----       ----       ----


     Tax at statutory rate (35%)     $19,916    $13,276     $9,202
     Minority interest in
       consolidated entities not
       subject to income taxes        (3,650)        --         --
     State taxes, net of federal
       benefit                           945      1,196      1,196
     Effect of municipal interest
       earned and exempt from
       federal tax                      (791)      (932)      (474)
     Non-deductible goodwill
       amortization                      804        393         99
     State tax rate change              (243)        --         --
     Other                               141        550        (38)
                                     -------    -------     ------
                                     $17,122    $14,483     $9,985
                                     =======    =======     ======


     Income taxes paid were approximately $15.6 million, $15.6 million and $9.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.


8.   Long-Term Debt and Credit Arrangements

     The Company has a bank credit facility under which it can borrow up to $10 million on a revolving basis through March 31, 1997, at which time the outstanding balance will convert to a five-year term loan. Borrowings under this credit facility, which must meet certain financial covenants, are guaranteed by the Company's subsidiaries, excluding SSDS, and bear interest, at the Company's option, at the bank's designated prime rate (8.3% at December 31, 1996), the London Interbank Offering Rate plus a margin (6.6% at December 31, 1996) or the certificate of deposit rate plus a margin (6.3% at December 31, 1996). The Company pays a commitment fee of 0.375% on the average daily unused portion of this credit facility. At December 31, 1996, $200,000 in letters of credit and no borrowings were outstanding under this credit facility.

     SSDS has outstanding $488,000 in notes payable to a bank and two governmental agencies which bear interest at rates ranging from 8.3% to 10.8% at December 31, 1996 and mature in April 2012. The notes are each secured by a deed of trust on the corporate headquarters of SSDS and certain minority SSDS shareholder guarantees and require monthly payments of principal and interest. The fair value of the notes is approximately equal to their carrying value at December 31, 1996. Debt maturities for each of the next five years are less than $22,000 per year.

     SSDS has a revolving credit facility with a bank that provides for unsecured borrowings up to $7.5 million, subject to certain conditions. Borrowings under this credit facility bear interest, at SSDS's option, at the bank's stated prime rate (8.3% at December 31, 1996) or the London Interbank Offering Rate plus a margin (7.2% at December 31,
1996). SSDS pays a commitment fee of 0.125% on the average daily unused portion of this credit facility. There are $7.2 million in borrowings outstanding under this credit facility at December 31, 1996, bearing interest at 7.2%, which are classified as current liabilities. The credit facility, which expired on August 31, 1996, was extended to December 31, 1996 pending finalization of the documentation for a new credit facility. SSDS is not in compliance with certain financial and reporting covenants contained in the credit agreement and has received waivers from the bank for such violations. Subsequent to year end, a revised credit facility was negotiated. The new credit facility expires on April 30, 1997 and provides for borrowings of up to 75% of the billed accounts receivable less than 60 days past due, subject to certain conditions. Borrowings under the revised credit agreement bear interest at the bank's stated prime rate plus a margin.

     Interest paid by the Company, primarily on capital lease obligations, was $1.5 million, $2.0 million and $2.2 million for the years ended December 31, 1996, 1995 and 1994, respectively.

9.   Leases

     The Company leases operating and office premises and satellite transponders. The terms of certain of the agreements provide for an option to cancel the agreements after a period of time, subject to cancellation charges and/or meeting certain conditions. Two satellite transponders are under long-term lease arrangements that are accounted for as capital leases. The remainder of the satellite transponder leases are accounted for as operating leases.

     Future minimum lease payments under capital and noncancellable operating leases at December 31, 1996 are as follows (in thousands):


                                            Capital        Operating
                                            Leases           Leases
                                            -------        ---------

     Year ended December 31:
          1997                             $ 4,800          $10,785
          1998                               4,800           10,810
          1999                               4,800           10,516
          2000                               4,800            7,905
          2001                               3,200            7,317
          Thereafter                         7,000           19,061
                                           -------          -------
     Total future minimum lease payments    29,400           66,394
     Less amount representing interest
       at 7%                                 5,896               --
     Less sublease revenues                     --            5,536
                                            ------          -------
     Net future minimum lease payments      23,504          $60,858
     Less current portion                    3,258          =======
                                           -------
                                           $20,246
                                           =======


     Rental expense under noncancellable operating leases amounted to $8.6 million (net of $1.7 million in sublease revenues), $7.3 million (net of $1.7 million in sublease revenues) and $7.2 million (net of $720,000 in sublease revenues) for the years ended December 31, 1996, 1995 and 1994, respectively.

10.  Stock Options and Other Employee Incentive Plans and Agreements

     The Company sponsors the United Video Satellite Group, Inc. Equity Incentive Plan under which 4.0 million shares of UVSG's Class A Common Stock are authorized to be issued in connection with the exercise of awards of stock options, stock appreciation rights and restricted stock granted under the plan. The Equity Incentive Plan provides that the price at which each share of stock covered by an option may be acquired shall in no event be less than 100% of the fair market value of the stock on the date the option is granted, except in certain limited circumstances. Additionally, the Company sponsors the United Video Satellite Group, Inc. Stock Option Plan for Non-Employee Directors under which 165,000 shares of UVSG's Class A Common Stock are authorized to be issued in connection with the exercise of stock options granted thereunder.

     At December 31, 1996, 3.9 million shares of Class A Common Stock of the Company were reserved for issuance under the stock option plans. The options granted under the stock option plans expire ten years from the date of grant. Options outstanding are as follows (in thousands):

                                                Weighted-
                                                Average
                                                Exercise
                                    Options      Price     Exercisable
                                    -------      -----     -----------

At January 1, 1994                   2,405       $ 6.06
  Granted                              422        10.54
  Exercised                            (38)         .87
  Cancelled                            (50)        8.00
                                     -----        -----
At December 31, 1994                 2,739         6.78         903
  Exercised                           (674)        1.46
  Cancelled                             (5)       12.62
                                     -----       ------
At December 31, 1995                 2,060         8.51         615
  Granted                              638        22.22
  Exercised                           (407)        8.08
  Cancelled                           (402)       18.42
                                     -----       ------
At December 31, 1996                 1,889       $11.12       1,239
                                     =====       ======

     Exercise prices for options outstanding as of December 31, 1996 ranged from $8 to $23. The weighted-average remaining contractual life of those options is 9.7 years.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options, and not the fair-value accounting provided for under Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-based Compensation" ("Statement No. 123"). Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. The effect of applying the fair-value method of Statement No. 123 to the Company's stock options would result in net income and earnings per share that are not materially different from amounts reported in the financial statements.

     The Company has entered into incentive compensation agreements with key management personnel. These agreements require payments upon termination or retirement based on various valuation formulas contained in the agreements. Cash payments to settle certain incentive compensation agreements aggregated $2.8 million, $1.1 million and $338,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

     SSDS sponsors a stock option plan which authorizes the issuance of up to 700,000 shares of SSDS's common stock to key employees and directors of SSDS. At December 31, 1996, 155,050 options with an exercise price of approximately $12 vesting over one to five year periods had been granted under the plan. If all of the outstanding SSDS options were exercised, the Company's ownership interest in SSDS would decrease to 68%. There was no compensation expense under this plan during 1996 or 1995.

     SSDS also sponsors a qualified stock purchase investment plan through which eligible participating employees may purchase shares of SSDS's common stock through payroll deduction. The plan has authorized 100,000 shares of SSDS's common stock for purchase pursuant to the plan. At December 31, 1996, 69,000 shares of SSDS's common stock had been acquired by SSDS's employees at prices approximating 85% of the fair market value of the stock. There was no compensation expense under this plan during 1996 or 1995.

11.  Common Stock

     The Company's Class A Common Stock and Class B Common Stock are identical, except that (i) each share of Class A Common Stock entitles the holder to one vote, and each share of Class B Common Stock entitles the holder to ten votes, on each matter to be voted on by the Company's shareholders and (ii) each share of Class B Common Stock is convertible at the option of the holder into one share of Class A Common Stock. Class A Common Stock is not convertible into Class B Common Stock.

     During 1994, 2,153,400 shares were converted from Class B Common Stock to Class A Common Stock. No shares were converted during 1995. In January 1996, 12,373,294 shares of Class B Common Stock were converted to Class A Common Stock in connection with the Merger (see
Note 1).

     On February 8, 1996, the Board of Directors declared a two-for-one split of the Company's Class A Common Stock and Class B Common Stock. The stock split was effected in the form of a stock dividend on March 12, 1996 of one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding to holders of record on February 22, 1996. The par value of the Class A Common Stock and Class B Common Stock remained $.01 per share. The Company had previously increased the number of authorized shares of Class A Common Stock from 30 million shares to 60 million shares and Class B Common Stock from 15 million shares to 30 million shares in connection with the Merger. All references in the financial statements to number of shares and per share amounts have been adjusted to reflect the stock split.


12.  Employee Benefit Plans

     The Company sponsors defined contribution plans (collectively, "the Plans") which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches 100% of the employee's deferrals up to a fixed percentage determined annually of the employee's annual compensation. Vesting of the Company's matching contributions begins at 20% after one full year of service and from the second through the fifth years, vesting increases by 20% each year until full vesting occurs. The Company's contributions to the Plans for the years ended December 31, 1996, 1995 and 1994 were $1.0 million, $822,000 and
$449,000, respectively. The Company does not provide any post-retirement or post-employment benefits.

13.  Legal Proceedings

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight Telecast, Inc. ("StarSight") bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 16, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. The trial is currently in adjournment. Discovery and trial of all other issues has been stayed. On December 13, 1996, the Court held a status conference at which time the parties reported that settlement had not been reached. The Court scheduled the trial to resume on May 5, 1997. There can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's Prevue Interactive subsidiary and the future financial position or results of operations of the Company.

     The State of Illinois ("the State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, Illinois has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending. If the Company's motion is not granted, it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $3.5 million.

     The Company has received correspondence from one of its marketing agents of C-band retail programming packages which claims, among other matters, additional amounts owned in connection with its past and current business relationship with the Company. Discussions to resolve these matters are on going. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.


     The Company is also a party to certain other ordinary routine claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

14.  Quarterly Financial Data (unaudited)

                                       Quarters Ended
                           --------------------------------------------

                           March 31  June 30  September 30  December 31
                           --------  -------  ------------  -----------
                             (in thousands, except per share amounts)

     1996
     ----
     Revenues              $73,442   $115,324   $117,701     $130,701
     Operating expenses     62,139     99,871    102,974      116,964
     Operating income       11,303     15,453     14,727       13,737
     Net income              7,237      7,832      7,509        7,506
     Earnings per
       share                  0.20       0.21       0.20         0.20

     1995
     ----
     Revenues              $55,989   $ 59,979   $ 67,901      $79,050
     Operating expenses     47,229     50,345     58,253       68,676
     Operating income        8,760      9,634      9,648       10,374
     Net income              5,714      6,031      5,280        6,147
     Earnings per
       share                  0.16       0.16       0.14         0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.



                               PART III



ITEMS 10 THROUGH 13.

     Incorporated by Reference from the Sections entitled "Election of Directors", "Executive Compensation", "Employment Agreements", "Separation Agreements", "Security Ownership of Certain Beneficial Owners and Management", "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Certain Transactions" in the Registrant's Proxy Statement for its Annual Meeting to be held on May 14, 1997.


                                PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)  1.   FINANCIAL STATEMENTS - The financial statements and schedules listed in the Index to Consolidated Financial Statements and Index to Financial Statement Schedules, which appear on page 43, are filed as part of this annual report.

     2. EXHIBITS - The exhibits listed in the Index to Exhibits, which appears on pages 65 through 67, are filed as a part of this annual report.



(b)  REPORTS ON FORM 8-K

     On October 23, 1996, the Company filed an amendment to the Form 8-K dated August 9, 1996 on Form 8-K/A to include certain historical financial statements and pro forma financial information which were not available on August 9, 1996.

     No other reports on Form 8-K were filed during the fourth quarter of 1996.

                     UNITED VIDEO SATELLITE GROUP, INC.

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                               Amounts                          Balance
                   Balance at  Charged   Charged                   at
                   Beginning     to      to Other                End of
Description        of Period   Expense   Accounts   Deductions   Period
-----------        ---------   -------   --------   ----------   ------

Year ended
December 31,1996:
 Allowance for
 doubtful
 accounts            $1,788    $1,140    $1,969(1)    $2,362     $2,535

Year ended
December 31,1995:
 Allowance for
 doubtful
 accounts               638       896       433(2)       179      1,788


Year ended
December 31,1994:
 Allowance for
 doubtful
 accounts               583    1,634        --        1,579        638



(1) Amount represents the allowance for doubtful accounts contributed by Liberty Media Corporation's Netlink division to the retail C-Band home satellite dish venture.

(2) Amount represents the portion of the purchase price of SSDS, Inc. allocated to the allowance for doubtful accounts.

                  UNITED VIDEO SATELLITE GROUP, INC.

                            INDEX TO EXHIBITS



Exhibit
  No.                      Exhibit Description


  3.1        Restated Certificate of Incorporation of United Video
               Satellite Group, Inc. (11)
  3.2        Restated Bylaws of United Video Satellite Group, Inc.
  4.1        Specimen of Class A Common Stock certificate of United
               Video Satellite Group, Inc. (2)
  4.2        The Certificate of Incorporation and Bylaws of the Company
               are included as Exhibits 3.1 and 3.2
 10.1        Lease dated January 12, 1993 between Phillip Ruffin and UV
               Corp. (Tulsa office facilities). (1)
 10.2        Transponder Purchase Agreement for Galaxy V dated October
               5, 1989 between Hughes Communications Galaxy, Inc. and
               UVTV. (2)
 10.3        C-4 Satellite Fully-Protected Transponder Service
               Agreement dated February 7, 1990, between GE American Communications, Inc. and Prevue Networks. (2)
 10.4 *      Form of Management Incentive Stock Option. (1)
 10.5 *      Form of Management Non-Qualified Stock Option. (1)
 10.6 *      Form of Management Stock Appreciation Rights Agreement.
               (1)
 10.7 *      Equity Incentive Plan. (4)
 10.8        Registration Rights Agreement dated November 26, 1993
               between United Video Satellite Group, Inc. and certain stockholders. (4)
 10.9        Indemnification Agreement between United Video Satellite
               Group, Inc. and Lawrence Flinn, Jr. (4)
 10.10*      Employment Agreement dated as of January 25, 1996, among
               United Video Satellite Group, Inc. and Lawrence Flinn,
               Jr. (11)
 10.11*      Employment Agreement dated as of November 16, 1993 between
               United Video Satellite Group, Inc. and Roy L. Bliss (4).
 10.12*      First Addendum and Amendment dated as of January 25, 1996, to the Employment Agreement dated as of November 16, 1993, among United Video Satellite Group, Inc. and Roy
               L. Bliss. (11)
 10.13*      Resignation Agreement dated February 18, 1997 for Roy L.
               Bliss.
 10.14*      Employment Agreement dated as of October 18, 1994 between
               United Video Satellite Group, Inc. and Peter C. Boylan,
               III. (6)
 10.15*      First Addendum and Amendment dated as of January 25,
               1996, to the Employment Agreement dated as of October 18, 1994, among United Video Satellite Group, Inc. and Peter C. Boylan, III. (11)
 10.16       Pledge Agreement; Promissory Note dated March 13, 1995 by
                and between United Video Satellite Group, Inc. and Roy
                L. Bliss. (7)

 10.17       Voting Agreement dated as of July 20, 1995, among United
               Video Satellite Group, Inc. and certain shareholders of
               SSDS. (9)
 10.18       Registration Rights Agreement dated as of December 12,
               1994, between SSDS and certain shareholders of SSDS.
               (9)
 10.19       SSDS Registration Rights Agreement dated as of July 20,
               1994, between SSDS and certain shareholders of SSDS. (9)
 10.20*      SERP Deferred Compensation Plan (a continuation and
               restatement of the United Video Management, Inc. and Affiliates Employers' SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995. (10)
 10.21       Agreement and Plan of Merger dated as of July 10, 1995,
               among Tele-Communications, Inc., TCI Merger Sub, Inc. and United Video Satellite Group, Inc. (8)
 10.22       Amendment No. 1 dated as of December 18, 1995, to the
               Agreement and Plan of Merger dated as of July 10, 1995, among Tele-Communications, Inc., TCI Merger Sub, Inc. and United Video Satellite Group, Inc. (11)
 10.23       Stockholder Agreement dated as of January 25, 1996, among
               United Video Satellite Group, Inc. and Tele-
               Communications, Inc. (11)
 10.24       Agreement between United Video Satellite Group, Inc. and
               Liberty Media Corporation dated as of August 9, 1996.
               (12)
 21.1        List of Subsidiaries of the Company.
 23.1        Consent of Ernst & Young LLP.
 24.1        Powers of Attorney.
 27.1        Financial Data Schedule.

*  Management Compensation Plan

 (1) Incorporated herein by reference from the Company's Registration Statement on Form S-1 of United Video Satellite Group, Inc. filed October 4, 1993; registration number 33-69838.

 (2) Incorporated herein by reference from Amendment No. 1 to Form S-1 filed October 21, 1993; registration number 33-69838.

 (3) Incorporated herein by reference from Amendment No. 3 to Form S-1 filed November 17, 1993; registration number 33-69838.

 (4) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993; Commission File Number 0-22662.

 (5) Incorporated herein by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1994; Commission File Number 0-22662.

 (6) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Amendment No. 1); Commission File Number 0-22662.

 (7) Incorporated herein by reference from the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1995;
      Commission File Number 0-22662.

 (8) Incorporated herein by reference from the Company's report on Form 8-K dated July 10, 1995; Commission File Number 0-22662.

 (9) Incorporated herein by reference from the Company's report on Form 8-K dated July 20, 1995; Commission File Number 0-22662.

(10) Incorporated herein by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995; Commission File Number 0-22662.

(11) Incorporated herein by reference from the Company's report on Form 8-K dated January 25, 1996; Commission File Number 0-22662.

(12) Incorporated herein by reference from the Company's report on Form 8-K dated August 9, 1996; Commission File Number 0-22662.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                UNITED VIDEO SATELLITE GROUP, INC.,
                                       a Delaware corporation



Dated:  March 26, 1997          By:    /s/ Peter C. Boylan, III
                                    ------------------------------
                                         Peter C. Boylan, III
                                     Executive Vice President and
                                       Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title/Position Held           Date
---------                     -------------------           ----

            *
------------------------
Lawrence Flinn, Jr.          Chairman of the Board      March 26, 1997
                             and Chief Executive
                             Officer


            *
------------------------
David P. Beddow              President and Director     March 26, 1997




/s/ Peter C. Boylan, III
------------------------
Peter C. Boylan, III         Executive Vice President,  March 26, 1997
                             Chief Operating Officer
                             and Director (Principal
                             Financial Officer)



            *
------------------------
Craig M. Waggy               Vice President Finance     March 26, 1997
                             and Treasurer (Principal
                             Accounting Officer)



            *
------------------------
William J. Bresnan           Director                   March 26, 1997



            *
------------------------
Donne F. Fisher              Director                   March 26, 1997

            *
------------------------
Paul A. Gould                Director                   March 26, 1997



            *
------------------------
Camille K. Jayne             Director                   March 26, 1997



            *
------------------------
Larry E. Romrell             Director                   March 26, 1997



            *
------------------------
J. C. Sparkman               Director                   March 26, 1997



            *
------------------------
J. David Wargo               Director                   March 26, 1997





*By:    /s/ Peter C. Boylan, III
      -----------------------------
      Peter C. Boylan, III
      as attorney-in-fact