Form 10-Q
period 1997-03-31
UNITED VIDEO SATELLITE GROUP INC
filed 1997-05-13
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED MARCH 31, 1997

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
                Yes  X   No
                    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of May 5, 1997:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             24,362,320
Class B Common Stock $.01 Par Value             12,373,294

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNITED VIDEO SATELLITE GROUP, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except per share amounts)

                                             March 31,     December 31,
                                               1997           1996
                                               ----           ----
                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $ 48,115        $ 42,796
  Marketable securities, at market             66,824          58,581
  Accounts receivable, net of allowance
    for doubtful accounts                      51,973          58,813
  Prepaid expenses and other                   11,244           9,916
  Deferred tax asset                            1,667           2,210
                                             --------        --------
Total current assets                          179,823         172,316

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 54,225          56,381
Goodwill, net of accumulated amortization      30,858          31,459
Other assets, net of accumulated
  amortization                                  2,335           2,427
                                             --------        --------
Total assets                                 $267,241        $262,583
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  4,820        $  6,744
  Accrued liabilities                          49,578          46,336
  Current portion of capital lease
    obligations and long-term debt              8,121          10,519
                                             --------        --------
                                               62,519          63,599
  Customer prepayments                        106,475         108,059
                                             --------        --------
Total current liabilities                     168,994         171,658

Deferred compensation                           1,214           1,452
Deferred tax liability                            119             765
Capital lease obligations and
  long-term debt                               19,863          20,718
Minority interest                               3,424           3,830

Stockholders' equity
  Preferred stock, $.01 par value                  --              --
  Class A common stock, $.01 par value            244             238
  Treasury stock, at cost                        (114)            (77)
  Class B common stock, $.01 par value            124             124
  Additional paid-in capital                   38,030          34,865
  Note receivable from stockholder                 --            (509)
  Retained earnings                            79,594          70,234
                                             --------        --------
                                              117,878         104,875
  Minority interest deficit in Superstar/
    Netlink Group LLC                         (44,251)        (40,715)
                                             --------        --------
Total stockholders' equity                     73,627          64,160
                                             --------        --------
Total liabilities and stockholders' equity   $267,241        $262,583
                                             ========        ========


                        See accompanying notes.

                  UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                                1997          1996
                                                ----          ----
Revenues:
  Satellite services                         $107,025       $59,309
  Advertising sales                             6,272         5,433
  Systems integration services                  9,579         8,700
                                             --------       -------
                                              122,876        73,442
Operating expenses:
  Programming and delivery                     64,428        31,573
  Selling, general and administrative          36,472        26,986
  Depreciation and amortization                 4,556         3,580
                                             --------       -------
                                              105,456        62,139
                                             --------       -------
Operating income                               17,420        11,303

Other income (expenses), net                      497           344
                                             --------       -------
Income before income taxes and
  minority interest                            17,917        11,647
Provision for income taxes                     (5,413)       (4,342)
Minority interest in earnings                  (3,097)          (68)
                                             --------       -------
Net income                                   $  9,407       $ 7,237
                                             ========       =======

Common and common equivalent shares
  outstanding                                  36,992        36,968

Earnings per share                           $   0.25       $  0.20



                         See accompanying notes.

                    UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                               (In thousands)

                                                 Three Months Ended
                                                      March 31,
                                                  1997        1996
                                                  ----        ----


Operating activities:
Net income                                     $  9,407     $ 7,237
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                 4,556       3,580
    Minority interest in earnings                 3,097          68
    Non-cash compensation expense                    72         506
    Deferred income taxes                            35         (94)
    Amortization of bond premiums                   257          83
    Other                                           (29)        (22)
    Changes in operating assets and
      liabilities:
        Accounts receivable                       6,840        (772)
        Prepaid expenses and other               (1,374)       (567)
        Accounts payable                         (1,947)       (629)
        Accrued liabilities                       6,504       1,310
        Customer prepayments                     (1,584)      9,912
        Other                                      (310)         (6)
                                                -------      ------
Net cash provided by operating activities        25,524      20,606

Investing activities:
  Capital expenditures                           (1,665)     (2,800)
  Purchases of marketable securities            (16,429)     (2,757)
  Maturities of marketable securities             7,744       5,822
  Other                                              57        (270)
                                                -------     -------
Net cash used in investing activities           (10,293)         (5)

Financing activities:
  Repayment of capital lease obligations
    and long-term debt                           (3,253)       (739)
  Issuance of stock                               1,950       1,121
  Repurchase of stock                            (2,078)         --
  Distributions to minority interests            (7,000)         --
  Net proceeds from subsidiary stock
    transactions                                    (40)         --
  Decrease in notes receivable
    from stockholder                                509          --
                                                -------     -------
Net cash provided by (used in)
  financing activities                           (9,912)        382
                                                -------     -------

Net increase in cash and cash equivalents         5,319      20,983
Cash and cash equivalents at beginning of
  period                                         42,796      28,485
                                                -------     -------
Cash and cash equivalents at end of period      $48,115     $49,468
                                                =======     =======

Supplemental Disclosures of Cash
  Flow Information:
    Interest paid                               $   566     $   456
    Income taxes paid                           $ 1,581     $   868

                       See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1997




1.   Basis of Presentation

     United Video Satellite Group, Inc. ("the Company"), a majority-controlled subsidiary of Tele-Communications, Inc. ("TCI"), provides satellite-delivered video, audio, data and program promotion services to cable television systems, direct-to-home satellite dish users, radio stations and private network users primarily throughout North America, and software development and system integration services to commercial entities, the federal government and defense related agencies in locations throughout the United States.

     The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its results of operations and cash flows for such periods. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Certain amounts in the 1996 financial statements have been reclassified to conform with the 1997 presentation.

     The operating results include the results of the combined retail operations of the Company's Superstar Satellite Entertainment division and Liberty Media Corporation's Netlink division beginning on April 1, 1996. (See Note 3).

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

2.   Contingencies

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight Telecast, Inc. ("StarSight") bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 16, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. The trial is currently in adjournment. Discovery and trial of all other issues has been stayed. On December 13, 1996, the Court held a status conference at which time the parties reported that settlement had not been reached. The trial resumed on May 5, 1997 and is in process. There can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's Prevue Interactive subsidiary and the future financial position or results of operations of the Company.

     The State of Illinois ("the State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, Illinois has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending. The Company has been informed that the State is considering filing a counter motion for summary judgement. No trial date has been scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $3.5 million.

     The Company has received correspondence from one of its marketing agents of C-band retail programming packages which claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. Discussions to resolve these matters are on going. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

     The Company is also a party to certain other ordinary routine claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

3.   Retail C-Band Home Satellite Dish Joint Venture

     On August 9, 1996, the Company and Liberty Media Corporation ("Liberty") executed an amended and restated agreement (the
"Agreement") under which the Company's Superstar division and Liberty's Netlink division contributed their retail C-band home satellite dish business' assets, obligations and operations, effective April 1, 1996, to a new entity owned 50% each by UVSG and Liberty. Liberty is a wholly-owned subsidiary of TCI and, accordingly, for financial reporting purposes, the combination was accounted for as a merger of businesses under common control, whereby the assets and obligations of both Superstar and Netlink were contributed to the venture at their historical cost. The operations of the combined businesses have been consolidated, effective April 1, 1996, with the operating results of the Company as the Company has voting control over the venture's operations.

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

     The following pro forma financial information reflects the Company's results of operations for the three-month period ended March 31, 1996 as though the retail operations had been combined as of January 1, 1996:


                                          Three Months Ended
                                            March 31, 1996
                                          ------------------
                              (in thousands, except per share amounts)

     Pro forma:
      Revenues                                 $112,504
      Net income                               $  6,963
      Net income per share                     $   0.19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company operates five businesses: program promotion and guide services (Prevue Networks), home satellite and business services (Superstar), satellite distribution of video services (UVTV), software development and systems integration services (SSDS) and satellite transmission services for private networks (SpaceCom). Effective January 1, 1997, the Company established Technology Ventures to hold the Company's interests in other enterprises unrelated to the five core businesses.

     The following table sets forth certain unaudited financial information for the Company and each of the businesses operated by it during the three months ended March 31, 1997 and 1996.


                                   Three Months Ended March 31,
                                       1997            1996
                                  ------------------------------
                                  Amount    %       Amount    %
                                  ------   ---      ------   ---
                                           (in thousands)

Revenues:
  Prevue Networks (1)           $ 13,984    11%    $11,404    15%
  Superstar (2)(3)                86,233    70      40,882    56
  UVTV (3)                        10,669     9       9,633    13
  SSDS                            10,097     8       8,700    12
  SpaceCom                         4,087     3       3,543     5
  Other/Eliminations              (2,194)   (1)       (720)   (1)
                                --------   ---     -------   ---
    Total                       $122,876   100%    $73,442   100%
                                ========   ===     =======   ===

EBITDA (4):
  Prevue Networks (1)           $  5,236    24%    $ 4,502    30%
  Superstar (2)(3)                10,251    47       3,436    23
  UVTV (3)                         7,366    33       5,897    40
  SSDS                            (1,115)   (5)        462     3
  SpaceCom                           854     4         586     4

  Other/Eliminations                (616)   (3)         --    --
                                --------   ---     -------   ---
    Total                       $ 21,976   100%    $14,883   100%
                                ========   ===     =======   ===

Operating income:
  Prevue Networks (1)           $  3,173    18%    $ 2,904    26%
  Superstar (2)(3)                 9,448    54       3,029    27
  UVTV (3)                         6,770    39       5,273    47
  SSDS                            (1,836)  (11)       (178)   (2)
  SpaceCom                           481     3         275     2
  Other/Eliminations                (616)   (3)         --    --
                                --------   ---     -------   ---
    Total                       $ 17,420   100%    $11,303   100%
                                ========   ===     =======   ===

Consolidated depreciation
  and amortization              $  4,556           $ 3,580
Consolidated capital
  expenditures                     1,665             2,800
Consolidated cash flows
  from operations                 25,524            20,606

(1) The revenues, EBITDA and operating income for Prevue Networks include Prevue Channel, Sneak Prevue and other services offered both domestically and internationally.

(2) The amounts shown in the above tables for Superstar represent Superstar's revenues, EBITDA and operating income included in the Company's consolidated results of operations. Beginning April 1, 1996, these operating results include the retail operations of Liberty Media Corporation's Netlink division.

(3) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results for 1996 have been reclassified to conform to the current period presentation.

     Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges the Superstar/Netlink Group LLC ("SNG") for certain programming, primarily WGN. Had these rates been in effect during the first quarter of 1996, UVTV's revenue, EBITDA and operating income would have been approximately $725,000 higher and Superstar's EBITDA and operating income would have been approximately $725,000 lower.

(4) EBITDA represents operating income, plus depreciation and amortization. Financial analysts generally consider EBITDA to be an appropriate measure of performance in the industries in which the Company operates. EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense, and should not be considered as a substitute for net income, cash flow or any other generally accepted accounting principles measure of performance, liquidity or financial position.

Results of Operations

Consolidated

     Revenues for the three months ended March 31, 1997 were $122.9 million, an increase of $49.4 million, or 67%, over the same period in 1996. The increase in revenues for the quarter was primarily due to $39.5 million of additional revenues attributable to Liberty Media Corporation's Netlink division retail operations ("Netlink") which were combined with those of Superstar's retail operations effective April 1, 1996, increased commission revenues from acting as a service agent in the direct broadcast satellite ("DBS") market by Superstar, increased system integration service revenues by SSDS and increased service fee and advertising revenues by Prevue Networks.

     Operating expenses, excluding depreciation and amortization, were $100.9 million for the three months ended March 31, 1997, an increase of $42.3 million, or 72%, when compared to $58.6 million for the same period in 1996. Operating expenses, excluding depreciation and amortization, increased primarily due to increased operating costs of $35.9 million attributable to Netlink and increased personnel costs primarily attributable to the growth in Prevue Networks and Superstar.

     Depreciation and amortization during the first quarter of 1997 was $4.6 million, an increase of $1.0 million, or 27%, over the same period in 1996. The increase in depreciation and amortization in 1997 was primarily a result of the acquisition of equipment to support the various Prevue products and growth in Superstar subscribers and personnel.

     Minority interest in earnings for the quarter ended March 31, 1997 of $3.1 million represents that portion of earnings attributable to the 50% minority ownership in SNG, the 30% minority ownership in SSDS and the 28% minority ownership in Sneak Prevue LLC. SNG and Sneak Prevue LLC were formed during April and September 1996, respectively. The Company's 70% interest in SSDS was acquired in July 1995.

Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the three months ended March 31, 1997 and 1996:


                                        Three Months Ended March 31,
                                           1997             1996
                                           ----             ----
                                               (in thousands)

     Revenues                            $13,984          $11,404
     Operating expenses, before
       depreciation and amortization       8,748            6,902
                                         -------          -------
     EBITDA                                5,236            4,502
     Depreciation and amortization         2,063            1,598
                                         -------          -------
     Operating income                    $ 3,173          $ 2,904
                                         =======          =======

     EBITDA margin percentage              37%              39%
     Operating margin percentage           23%              25%



     Prevue Networks' revenues for the three months ended March 31, 1997 were $14.0 million, an increase of $2.6 million, or 23%, over the same period in 1996. The increase in revenues was largely attributable to advertising revenues, which grew $839,000, or 15%, over the first quarter of 1996, due to higher rates and growth in measured viewership and service fee revenues attributable to Prevue Channel and Sneak Prevue, which increased $1.0 million, or 26%, and $593,000, or 39%, respectively, for the quarter when compared to the same period in 1996. Prevue Channel subscriber counts increased by 6.4 million, or 16%, to
45.7 million as of March 31, 1997 compared to those as of March 31, 1996. Sneak Prevue increased by 8.4 million subscribers, or 32%, to
35.0 million during the same period. The increase in Sneak subscribers resulted primarily from the formation of Sneak Prevue LLC in September 1996, a new consolidated subsidiary of the Company into which were combined Sneak Prevue and The Barker, a similar product to Sneak Prevue which was previously offered by StarNet.

     Operating expenses, excluding depreciation and amortization, increased by $1.8 million, or 27%, during the first quarter of 1997 when compared to the same period in 1996. The increased operating expenses, before depreciation and amortization, was due primarily to additional employees added to accommodate Prevue's growth.

     Depreciation and amortization during the first quarter of 1997 was $2.1 million, an increase of $465,000, or 29%, over the same period in 1996. The increase in depreciation and amortization was a result of the acquisition of additional customer control units and video production equipment necessary to support the various Prevue products combined with the assets acquired in the Sneak Prevue LLC, joint venture.

Superstar

     The following table sets forth certain financial information for Superstar for the three months ended March 31, 1997 and 1996:


                                        Three Months Ended March 31,
                                           1997             1996 (1)
                                           ----             ----
                                               (in thousands)

     Revenues                            $86,233          $40,882
     Operating expenses, before
       depreciation and amortization      75,982           37,446
                                         -------          -------
     EBITDA                               10,251            3,436
     Depreciation and amortization           803              407
                                         -------          -------
     Operating income                    $ 9,448          $ 3,029
                                         =======          =======

     EBITDA margin percentage              12%               8%
     Operating margin percentage           11%               7%


     (1) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results in the above table for 1996 have been restated to conform to the current period presentation.

          Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates been in effect during the first quarter of 1996, Superstar's EBITDA and operating income would have been approximately $725,000 lower.


     Revenues generated by Superstar for the three months ended March 31, 1997 were $86.2 million, an increase of $45.4 million, or 111%, over the same period in 1996. Included in the revenue increase for the three month period is approximately $39.5 million of revenues attributable to Netlink's operations which were combined with those of Superstar's retail operations into a new consolidated subsidiary, SNG, effective April 1, 1996. Also contributing to the increase was growth in commission income earned as a service agent for a program supplier to the DBS market partially offset by a decrease in the number of retail subscribers served by SNG. The current contract governing the commissions earned as a service agent in the DBS market has been extended through June 1997 with commissions on subscribers serviced continuing to be earned through 2000. Negotiations for a renewal of the contract are on-going; however, the parties have not reached agreement on the terms of a new contract to date. Retail subscribers purchasing programming directly from SNG as of March 31, 1997 totaled approximately 919,000, a decrease of 42,000 during the quarter and a decrease of 25,000 during the prior twelve months compared to the aggregate Superstar and Netlink subscribers then existing. The reduction in retail subscribers during the last twelve months is net of approximately 36,000 subscribers purchased from Jones Satellite Programming, Inc. ("Jones Satellite") on August 1, 1996. During the quarter ended March 31, 1997, the C-band industry declined 2%, decreasing by 53,000 subscribers and for the twelve month period ended March 31, 1997, the industry decreased by 136,000 subscribers, or 6%.

     Operating expenses, excluding depreciation and amortization, were $76.0 million in the first quarter of 1997, an increase of $38.5 million, or 103%,compared to the same period in 1996. The increase in operating expenses, before depreciation and amortization, in the first quarter of 1997 as compared to the previous year's results was due primarily to expenses attributable to Netlink of $35.9 million and increased programming fees, which vary in relation to revenues.

     Depreciation and amortization for the first three months of 1997 was $803,000, an increase of $396,000, or 97%, compared to the same period in 1996. The increase in depreciation and amortization in 1997 was a result of the acquisition of additional data processing equipment and office furniture necessitated by the increase in subscribers and employees, respectively, as well as the amortization related to the purchase of Jones Satellite in 1996.

     Excluding Liberty's minority interest in SNG, the revenues, EBITDA and operating income attributable to the Company's ownership interest in Superstar for the quarter ended March 31, 1997 was $46.7 million, $6.6 million and $6.1 million, respectively, increases of 14%, 92% and 103%, respectively, over the prior year and resulting in EBITDA and operating margin percentages of 14% and 13%, respectively.

UVTV

     The following table sets forth certain financial information for UVTV for the three months ended March 31, 1997:


                                        Three Months Ended March 31,
                                           1997             1996 (1)
                                           ----             ----
                                               (in thousands)

     Revenues                            $10,669          $ 9,633
     Operating expenses, before
       depreciation and amortization       3,303            3,736
                                         -------          -------
     EBITDA                                7,366            5,897
     Depreciation and amortization           596              624
                                         -------          -------
     Operating income                    $ 6,770          $ 5,273
                                         =======          =======

     EBITDA margin percentage              69%              61%
     Operating margin percentage           63%              55%


     (1) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results in the above table for 1996 have been restated to conform to the current period presentation.

          Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates been in effect during the first quarter of 1996, UVTV's revenue, EBITDA and operating income would have been approximately $725,000 higher.


     UVTV's revenues for the first three months of 1997 were $10.7 million, an increase of $1.0 million, or 11%, from the same period in 1996. The increase in revenues is primarily the result of the wholesale price increase described above, which increased revenues $720,000 from first quarter 1996 to first quarter 1997. Additionally, revenues from superstation services provided in Canada increased due to subscriber growth for both WPIX and KTLA. Domestically, UVTV/WGN subscribers decreased 3.5 million, or 9%, from March 1996 to March 1997, primarily due to the impact from TCI discontinuing UVTV/WGN from certain of its fully owned systems partially offset by new system launches and existing system subscriber growth aggregating approximately 1.1 million subscribers. The Company began providing UVTV/WGN to two DBS providers in April 1997 with approximately 3.9 million subscribers, more than offsetting the net reduction in subscribers that resulted during the past twelve months.

     Operating expenses, excluding depreciation and amortization, were $3.3 million during the first quarter of 1997, a decrease of $433,000, or 12%, from those during the first quarter of 1996. The decrease in operating expenses during 1997 results primarily from cost saving measures implemented in 1996 and a reduction in personnel compared to the prior year.

     Depreciation and amortization in the first quarter of 1997 was $596,000, relatively unchanged compared to the same period in 1996.

SSDS

     SSDS' revenues for the first quarter of 1997 were $10.1 million, an increase of $1.4 million, or 16%, compared to the first quarter of 1996. The increase in revenues during 1997 over those of 1996 is primarily due to an increase in work in both the commercial and public sectors coupled with the defense sector realizing an improvement over the first quarter of 1996, which was negatively impacted by severe weather conditions on the East coast that virtually shut down the defense sector for most of one week.

     Operating expenses, before depreciation and amortization, increased during the first quarter of 1997 by $3.0 million, or 36%, from the same period in 1996 to $11.2 million. The increase in operating expense during the first quarter was primarily due to the cost of additional technical personnel commensurate with the increase in revenues coupled with additional personnel which were added throughout the later part of 1996 to facilitate new business growth which did not occur. SSDS implemented several cost reduction measures late in the first quarter of 1997 with the goal of returning operations to profitability.

     Depreciation and amortization expense during the three months ended March 31, 1997 increased by $81,000, or 13%, over the same period in 1996. The increase in 1997 was the result of ongoing infrastructure equipment upgrades and new equipment to support the increase of new employees. Included in depreciation and amortization expense in both periods is approximately $500,000 of amortization of goodwill resulting from the Company's acquisitions of SSDS in July 1995.

SpaceCom

     SpaceCom's revenues for the three months ended March 31, 1997 were $4.1 million, an increase of $544,000, or 15%, over the same period in 1996. The increase in revenues was attributable principally to increased demand for channel space from SpaceCom's existing paging customers. SpaceCom's transponders had an average occupancy, based on revenue dollars, of 69% as of March 31, 1997, compared to 62% as of March 31, 1996.

     Operating expenses, excluding depreciation and amortization, were $3.2 million during the first quarter of 1997, an increase of $276,000, or 9%, compared to the same period in 1996. The increase in operating expenses, before depreciation and amortization, resulted primarily from increased transmission expenses.

     Depreciation and amortization in the first quarter of 1997 was $373,000, an increase of $62,000, or 20%, over that in the same period in 1996. The increase in depreciation and amortization was the result of acquiring new assets to provide a wider range of services.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and investments. During the first three months of 1997, net cash flows from operating activities were $25.5 million ($18.5 million after distributions to minority interests), reflecting the continued growth of the Company's after-tax earnings. This cash, plus existing cash resources, and proceeds of $2.0 million from the exercise of stock options were used to fund the Company's additional net investment in marketable securities of $8.7 million, debt payments by SSDS of $2.5 million, stock repurchases of $2.1 million, capital expenditures of $1.7 million and the reduction in the Company's capitalized lease obligations of $800,000 during the three-month period.

     At March 31, 1997, the Company's cash, cash equivalents and marketable securities aggregated $114.9 million, an increase of $13.6 million over that as of December 31, 1996. The above total includes $11.7 million of cash and cash equivalents held by SNG, in which the Company has a 50% ownership interest. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of March 31, 1997, approximately $66.8 million of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits investments in fixed rate securities with maturities in excess of eighteen months from the date of investment.

     SSDS has a revolving credit facility with a bank which provides for borrowings up to 75% of billed trade receivables of SSDS less than 60 days past due, subject to certain conditions. The facility, which formally expired on April 30, 1997, has remained in place pending resolution of the terms for a revised agreement. Outstanding borrowings under the credit facility as of March 31, 1997 were $4.8 million on a borrowing base of $5.9 million. Borrowings under this credit facility bear interest at the bank's designated prime rate plus a margin. Management believes it is possible SSDS will need to increase the borrowing level under the credit facility or obtain additional financing or capital to support its operations during 1997 and will likely have to renegotiate certain financial covenant ratios under the existing facility to remain in compliance with the terms of a new credit facility. Based on negotiations to date, Management believes this will be accomplished.

       The Company's $10.0 million revolving credit facility expired on March 31, 1997. The Company does not intend to renew their facility, but is considering entering into an expanded credit facility during 1997.

     The Company collects annually, in advance, a majority of its SNG subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of March 31, 1997, the unearned portion of all prepayments totaled $106.5 million, of which approximately $89.4 million, or 84%, was attributable to SNG. SNG generally offers a refund of unearned prepayments at the customer's option if service is discontinued for any reason. In the case of UVTV and Prevue Networks, the Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments through approximately 2004 aggregating $22.7 million as of March 31, 1997, a reduction of $793,000, or 3%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.3 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $1.5 million in operating expenses, net of sublease revenue, during the three months ended March 31, 1997.

     Capital expenditures during the three months ended March 31, 1997 of $1.7 million were principally attributable to the purchase of control units provided to the Company's cable television customers and to data processing equipment and furniture, fixtures and facilities used by the Company.

     SNG makes monthly distributions to members of the venture of all cash in excess of reasonable cash reserves established for anticipated working capital requirements and capital expenditures. During the three months ended March 31, 1997, cash distributions to minority interests in SNG aggregated $7.0 million.

     The Company believes, except as discussed above for SSDS, that currently available cash and cash equivalents, marketable securities and cash flow generated from operations will provide the resources necessary to meet its working capital and related financing needs for the foreseeable future and to pursue opportunities to expand its businesses.

     The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 1,000,000 shares of the Company's Class A Common Stock using existing cash resources. Through March 31, 1997, the Company had repurchased 124,000 shares of stock for a total of $2.1 million.

     The Company announced in December 1996 that the Board of Directors had authorized management to pursue a potential spin-off of the Company's 50% interest in SNG. Due to recently announced consolidations in the DBS industry and complex tax matters, the Company currently no longer plans to pursue this strategy.

     The Company continues to explore opportunities to expand its existing businesses, develop new products and acquire interests in new businesses.

Cautionary Statement

     This report contains "forward looking statements" within the meaning of the federal securities laws, including the Company's plans for the development of interactive and information services, the availability of resources to fund operations and capital expenditures, the Company's pursuit of certain business activities and other statements of expectations, beliefs, plans and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, changes in the regulation of the cable television industry adverse to the Company's services, loss of the cable compulsory license provided by federal law, the willingness of cable television systems to acquire and install new equipment that will allow the Company to effectively market its interactive technology, increased price and service competition within the industry, the Company's ability to keep pace with technological developments and the Company's dependence upon intellectual property rights, including the Company's ability to defend itself against claims by StarSight and others asserting infringement of their intellectual property.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

              27   Financial Data Schedule

          b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the first quarter of 1997.

              On May 8, 1997, the Company filed a report on Form 8-K reporting a change in its independent auditors from Ernst & Young LLP to KPMG Peat Marwick LLP which occurred on May 1, 1997.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 United Video Satellite Group, Inc.
                                            (Registrant)




Date:  May 13, 1997              By:     /s/ Peter C. Boylan, III
                                     -------------------------------
                                          Peter C. Boylan, III
                                      Executive Vice President and
                                         Chief Operating Officer