Form 10-Q
period 1997-06-30
UNITED VIDEO SATELLITE GROUP INC
filed 1997-08-12
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                               FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED JUNE 30, 1997

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
                Yes  X   No
                    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of August 1, 1997:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             24,366,520
Class B Common Stock $.01 Par Value             12,373,294

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   UNITED VIDEO SATELLITE GROUP, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                              June 30,     December 31,
                                               1997           1996
                                               ----           ----
                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $ 31,702        $ 42,796
  Marketable securities, at market             93,499          58,581
  Accounts receivable, net of allowance
    for doubtful accounts                      49,523          58,813
  Prepaid expenses and other                   13,819           9,916
  Deferred tax asset                            2,404           2,210
                                             --------        --------
Total current assets                          190,947         172,316

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 52,262          56,381
Goodwill, net of accumulated amortization      30,230          31,459
Other assets, net of accumulated
  amortization                                  2,179           2,427
                                             --------        --------
Total assets                                 $275,618        $262,583
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  6,206        $  6,744
  Accrued liabilities                          56,570          46,336
  Current portion of capital lease
    obligations and long-term debt              7,777          10,519
                                             --------        --------
                                               70,553          63,599
  Customer prepayments                         95,513         108,059
                                             --------        --------
Total current liabilities                     166,066         171,658

Deferred compensation                           1,153           1,452
Deferred tax liability                            525             765
Capital lease obligations and
  long-term debt                               18,993          20,718
Minority interest                               3,352           3,830

Stockholders' equity
  Preferred stock, $.01 par value                  --              --
  Class A common stock, $.01 par value            244             238
  Treasury stock, at cost                        (114)            (77)
  Class B common stock, $.01 par value            124             124
  Additional paid-in capital                   38,221          34,865
  Note receivable from stockholder                 --            (509)
  Retained earnings                            90,756          70,234
                                             --------        --------
                                              129,231         104,875
  Minority interest deficit in Superstar/
    Netlink Group LLC                         (43,702)        (40,715)
                                             --------        --------
Total stockholders' equity                     85,529          64,160
                                             --------        --------
Total liabilities and stockholders' equity   $275,618        $262,583
                                             ========        ========


                        See accompanying notes.

                  UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             1997        1996       1997        1996
                             ----        ----       ----        ----
Revenues:
  Satellite services       $109,081    $ 99,908   $216,108    $159,043
  Advertising sales           7,879       5,589     14,151      11,022
  Systems integration
    services                 10,995       9,460     20,574      18,160
  Other                         146         367        144         540
                           --------    --------   --------    --------
                            128,101     115,324    250,977     188,765

Operating expenses:
  Programming and
    delivery                 65,020      62,025    129,448      93,598
  Selling, general
    and administrative       37,668      34,000     74,140      60,986
  Depreciation and
    amortization              4,608       3,846      9,164       7,425
                           --------    --------   --------    --------
                            107,296      99,871    212,752     162,009
                           --------    --------   --------    --------
Operating income             20,805      15,453     38,225      26,756
Other income
  (expenses), net             1,311         302      1,807         646
                           --------    --------   --------    --------

Income before income
  taxes and minority
  interest                   22,116      15,755     40,032      27,402
Provision for income
  taxes                      (6,364)     (4,788)   (11,776)     (9,130)
Minority interest
  in earnings                (4,481)     (3,135)    (7,578)     (3,202)
                           --------    --------   --------    --------
Net income                 $ 11,271    $  7,832   $ 20,678    $ 15,070
                           ========    ========   ========    ========

Common and common
  equivalent shares
  outstanding                36,980      37,122     36,986      37,045

Earnings per
  share                    $    .30    $   0.21   $    .56    $   0.41




                         See accompanying notes.

                    UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                               (In thousands)

                                                  Six Months Ended
                                                      June 30,
                                                  1997        1996
                                                  ----        ----


Operating activities:
Net income                                     $ 20,678     $15,070
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                 9,164       7,425
    Minority interest in earnings                 7,578       3,202
    Non-cash compensation expense                   128         911
    Deferred income taxes                          (296)       (249)
    Amortization of bond premiums                   207         220
    Other                                            (5)        (40)
    Changes in operating assets and
      liabilities:
        Accounts receivable                       9,290      (4,893)
        Prepaid expenses and other               (3,996)     (3,025)
        Accounts payable                           (561)     (1,675)
        Accrued liabilities                      13,536       1,006
        Customer prepayments                    (12,546)      4,248
        Other                                      (427)         (9)
                                                -------      ------
Net cash provided by operating activities        42,750      22,191

Investing activities:
  Capital expenditures                           (3,604)     (6,708)
  Purchases of marketable securities            (49,612)    (15,553)
  Maturities of marketable securities            14,193      14,211
  Other                                             167        (266)
                                                -------     -------
Net cash used in investing activities           (38,856)     (8,316)

Financing activities:
  Repayment of capital lease obligations
    and long-term debt                           (4,467)     (1,506)
  Debt borrowings                                    --       3,968
  Issuance of stock                               2,101       1,522
  Repurchase of stock                            (2,078)         --
  Distributions to minority interests           (11,000)         --
  Net proceeds from subsidiary stock
    transactions                                    (53)         --
  Decrease in notes receivable
    from stockholder                                509          --
                                                -------     -------
Net cash provided by (used in)
  financing activities                          (14,988)      3,984
                                                -------     -------

Net increase (decrease) in cash and
  cash equivalents                              (11,094)     17,859
Cash and cash equivalents at beginning of
  period                                         42,796      28,485
                                                -------     -------
Cash and cash equivalents at end of period      $31,702     $46,344
                                                =======     =======

Supplemental Disclosures of Cash
  Flow Information:
    Interest paid                               $ 1,189     $   887
    Income taxes paid                           $ 9,775     $ 8,330

                       See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              JUNE 30, 1997




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

2.   Contingencies

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight Telecast, Inc. ("StarSight") bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 16, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. Discovery and trial of all other issues has been stayed. The trial is currently in recess and is scheduled to resume on September 8, 1997. There can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's interactive operations and the future financial position or results of operations of the Company.

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

     The Company has been served with a lawsuit from one of its marketing agents of C-band retail programming packages which claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. The lawsuit is in the discovery phase. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

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

     The following pro forma financial information reflects the Company's results of operations for the six-month period ended June 30, 1996 as though the retail operations had been combined as of January 1, 1996 (in thousands, except per share amounts):


          Pro forma:
            Revenues                             $227,096
            Net income                           $ 14,795
            Net income per share                 $   0.40

4.   Impact of Recently Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be renamed basic earnings per share and will exclude the dilutive effect of stock options. If the Company had reported earnings per share under the new standard, the reported results would have been:

                              Three Months Ended      Six Months Ended
                                   June 30,               June 30,
                               1997        1996       1997        1996
                               ----        ----       ----        ----

     Basic earnings per
       share                  $0.31       $0.22      $0.57       $0.42

     Diluted earnings per
       share                   0.31        0.21       0.56        0.41

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

     The following table sets forth certain unaudited financial information for the Company and each of the businesses operated by it during the three months and six months ended June 30, 1997 and 1996 (in thousands).



                           Three Months Ended    Three Months Ended    Six Months Ended      Six Months Ended
                           June 30, 1997         June 30, 1996         June 30, 1997         June 30, 1996

                           Amount         %      Amount         %      Amount         %      Amount         %
                           ------------------    ------------------    ------------------    ------------------


Revenues:
  Prevue Networks (1)      $ 16,002      12%     $ 12,051      11%     $ 29,986      12%     $ 23,455      12%
  Superstar (2)(3)           88,026      69        81,620      71       174,259      70       122,502      65
  UVTV (3)                   10,029       8         9,404       8        20,698       8        19,037      10
  SSDS                       10,995       9         9,460       8        21,092       8        18,160      10
  SpaceCom                    4,416       3         3,895       3         8,503       3         7,437       4
  Other/Eliminations         (1,367)     (1)       (1,106)     (1)       (3,561)     (1)       (1,826)     (1)
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $128,101     100%     $115,324     100%     $250,977     100%     $188,765     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

EBITDA (4):
  Prevue Networks (1)      $  5,450      21%     $  4,148      21%     $ 10,686      23%     $  8,650      25%
  Superstar (2)(3)           11,812      47         7,594      39        22,063      47        11,030      32
  UVTV (3)                    6,625      26         5,966      31        13,991      30        11,863      35
  SSDS                          480       2           720       4          (635)     (1)        1,181       4
  SpaceCom                    1,292       5           871       5         2,146       5         1,457       4
  Other/Eliminations           (246)     (1)           --      --          (862)     (4)           --      --
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $ 25,413     100%     $ 19,299     100%     $ 47,389     100%     $ 34,181     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

Operating income:
  Prevue Networks (1)      $  3,347      16%     $  2,425      16%     $  6,520      17%     $  5,329      20%
  Superstar (2)(3)           11,009      53         7,146      46        20,457      53        10,175      38
  UVTV (3)                    6,027      29         5,353      35        12,797      33        10,626      40
  SSDS                         (258)     (1)           21      --        (2,094)     (5)         (157)     (1)
  SpaceCom                      926       4           508       3         1,407       4           783       3
  Other/Eliminations           (246)     (1)           --      --          (862)     (2)           --      --
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $ 20,805     100%     $ 15,453     100%     $ 38,225     100%     $ 26,756     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

Consolidated depreciation
  and amortization         $  4,608              $  3,846              $  9,164              $  7,425

Consolidated capital
  expenditures             $  1,939              $  3,908              $  3,604              $  6,708

Consolidated cash flows
  from operations          $ 17,226              $  1,585              $ 42,750              $ 22,191




(1) The revenues, EBITDA and operating income for Prevue Networks include Prevue Channel, Sneak Prevue and other program promotion, guide and interactive information delivery services under development or offered both domestically and internationally.

(2) The amounts shown in the above tables for Superstar represent Superstar's revenues, EBITDA and operating income included in the Company's consolidated results of operations. Beginning April 1, 1996, these operating results include the retail operations of Liberty Media Corporation's Netlink division which were combined with those of Superstar's into a new consolidated subsidiary, Superstar/Netlink Group LLC ("SNG").

(3) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results for 1996 have been reclassified to conform to the current period presentation.

     Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates not been in effect during the first six months of 1997, UVTV's revenue, EBITDA and operating income would have been approximately $1.2 million lower and Superstar's EBITDA and operating income would have been approximately $1.2 million higher.

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

Results of Operations

Consolidated

     Revenues for the three months ended June 30, 1997 were $128.1 million, an increase of $12.8 million, or 11%, over the same period in 1996. For the six months ended June 30, 1997, revenues were $251.0 million, an increase of $62.2 million, or 33%, over the corresponding 1996 period. The increase in revenues for both the quarter and six-month period were due to increased commission revenues from acting as a service agent in the direct broadcast satellite ("DBS") market by Superstar, increased system integration service revenues by SSDS and increased service fee and advertising revenues by Prevue Networks.
In addition, the increase in revenues for the six-month period was also due to $39.5 million of additional revenues attributable to Liberty Media Corporation's Netlink division retail operations ("Netlink") which were combined with those of Superstar's retail operations effective April 1, 1996.

     Operating expenses, excluding depreciation and amortization, were $102.7 million for the three months ended June 30, 1997, an increase of $6.7 million, or 7%, when compared to $96.0 million for the same period in 1996. For the six months ended June 30, 1997, operating expenses, excluding depreciation and amortization, were $203.6 million, an increase of $49.0 million, or 32%, over the corresponding 1996 period. Operating expenses, excluding depreciation and amortization, increased in both periods when compared to the same periods in 1996 due to increased personnel costs primarily attributable to the growth in Prevue Networks and Superstar. In addition, operating costs increased for the six-month period due to increased operating costs of $35.9 million attributable to Netlink.

     Depreciation and amortization during the second quarter of 1997 was $4.6 million, an increase of $762,000, or 20%, over the same period in 1996. For the six months ended June 30, 1997, depreciation and amortization increased $1.7 million, or 23%, over the same period in 1996. The increases in depreciation and amortization in 1997 were primarily a result of the acquisition of equipment to support the various Prevue products and growth in Superstar subscribers and personnel.

     Minority interest in earnings represents that portion of earnings attributable to the 50% minority ownership in SNG, the 30% minority ownership in SSDS and the 28% minority ownership in Sneak Prevue LLC. SNG and Sneak Prevue LLC were formed during April and September 1996, respectively. The Company's 70% interest in SSDS was acquired in July 1995.

Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the three months and six months ended June 30, 1997 and 1996:


                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1997        1996      1997        1996
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                 $16,002     $12,051   $29,986     $23,455
     Operating expenses,
      before depreciation
      and amortization         10,552       7,903    19,300      14,805
                              -------     -------   -------     -------
     EBITDA                     5,450       4,148    10,686       8,650
     Depreciation and
      amortization              2,103       1,723     4,166       3,321
                              -------     -------   -------     -------
     Operating income         $ 3,347     $ 2,425   $ 6,520     $ 5,329
                              =======     =======   =======     =======

     EBITDA margin
      percentage                34%         34%       36%         37%
     Operating margin
      percentage                21%         20%       22%         23%



     Prevue Networks' revenues for the three months ended June 30, 1997 were $16.0 million, an increase of $4.0 million, or 33%, over the same period in 1996. For the six months ended June 30, 1997, revenues were $30.0 million, an increase of $6.5 million, or 28%, over the corresponding 1996 period. The increases in revenues during both periods were largely attributable to advertising revenues, which grew $2.3 million, or 41%, over the second quarter of 1996 and $3.1 million, or 28%, over the first six months of 1996 due to increases in conventional and paid program promotion sales. Revenues also increased as a result of increased service fee revenues, attributable to Prevue Channel and Sneak Prevue, which increased $803,000, or 19%, and $557,000, or 34%, respectively, for the quarter and $1.8 million, or 23%, and $1.2 million, or 37%, respectively for the six-month period when compared to the same periods in 1996. Prevue Channel subscriber counts increased by 5.3 million, or 13%, to 46.0 million as of June 30, 1997 compared to those as of June 30, 1996. Sneak Prevue increased by
8.7 million subscribers, or 33%, to 35.0 million during the same period. The increase in Sneak subscribers resulted primarily from the formation of Sneak Prevue LLC in September 1996, a new consolidated subsidiary of the Company into which were combined Sneak Prevue and The Barker, a similar product to Sneak Prevue which was previously offered by StarNet.

     Operating expenses, excluding depreciation and amortization, increased by $2.6 million, or 34%, during the second quarter of 1997 and by $4.5 million, or 30%, for the first six months of 1997 when compared to the same periods in 1996. The increased operating expenses, before depreciation and amortization, in both periods were due primarily to additional employees added to accommodate Prevue's growth combined with increased legal expense related to StarSight litigation costs.

     Depreciation and amortization during the second quarter of 1997 was $2.1 million, an increase of $380,000, or 22%, over the same period in 1996. For the six months ended June 30, 1997, depreciation and amortization increased $845,000, or 25%, over the same period in 1996. The increases in depreciation and amortization in both periods were a result of the acquisition of additional customer control units and video production equipment necessary to support the various Prevue products combined with the assets acquired in the Sneak Prevue LLC joint venture.

Superstar

     The following table sets forth certain financial information for Superstar for the three months and six months ended June 30, 1997 and 1996:

                               Three Months Ended    Six Months Ended
                                    June 30,              June 30,
                               1997(1)    1996(1)   1997(1)     1996(1)
                               -------    -------   -------     -------
                                            (in thousands)


     Revenues                 $88,026     $81,620   $174,259   $122,502
     Operating expenses,
      before depreciation
      and amortization         76,214      74,026    152,196    111,472
                              -------     -------   --------    -------
     EBITDA                    11,812       7,594     22,063     11,030
     Depreciation and
      amortization                803         448      1,606        855
                              -------     -------   --------    -------
     Operating income         $11,009     $ 7,146   $ 20,457   $ 10,175
                              =======     =======   ========    =======

     EBITDA margin
      percentage                13%          9%        13%          9%

     Operating margin
      percentage                13%          9%        12%          8%



     (1) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results in the above table for 1996 have been restated to conform to the current period presentation.

          Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates not been in effect during the first six months of 1997, Superstar's EBITDA and operating income would have been approximately $1.2 million higher.


     Revenues generated by Superstar for the three months ended June 30, 1997 were $88.0 million, an increase of $6.4 million, or 8%, over the same period in 1996. For the six months ended June 30, 1997, revenues were $174.3 million, an increase of $51.8 million, or 42%, over the corresponding period in 1996. Included in the revenue increase for the six-month period is an increase of approximately $39.5 million of revenues attributable to Netlink's operations which were combined with those of Superstar's retail operations into a new consolidated subsidiary, SNG, effective April 1, 1996. Also contributing to the increases for both periods was growth in commission income earned as a service agent for a program supplier to the DBS market and increased subscriber revenue from SNG's customers. The contract governing the commissions earned as a service agent in the DBS market expired July 31, 1997; however, Superstar will continue to earn commissions on subscribers serviced through July 2000. Subscriber revenue from both programming packages and pay-per-view increased as subscribers migrated to higher priced packages and purchased pay-per-view events, the impacts of which were partially offset by a reduction in subscribers. Retail subscribers purchasing programming directly from SNG as of June 30, 1997 totaled approximately 902,000, a decrease of 17,000 during the quarter and a decrease of 39,000 during the prior twelve months. The reduction in retail subscribers during the last twelve months is net of approximately 36,000 subscribers purchased from Jones Satellite Programming, Inc. ("Jones Satellite") on August 1, 1996. During the quarter ended June 30, 1997, the C-band industry declined 2%, decreasing by 40,000 subscribers and for the twelve month period ended June 30, 1997, the industry decreased by 152,000 subscribers, or 7%.

     Operating expenses, excluding depreciation and amortization, were $76.2 million in the second quarter of 1997, an increase of $2.2 million, or 3%, compared to the same period in 1996. For the first six months of 1997, operating expenses, excluding depreciation and amortization, increased $40.7 million, or 37%, over the same period in 1996. The increase in operating expenses, before depreciation and amortization, for the first six months of 1997 as compared to the previous year's results was due primarily to expenses attributable to Netlink of $35.9 million. In addition, expenses for both periods increased due to increased programming fees, which vary in relation to revenues and which were impacted by the rate increase discussed above.

     Depreciation and amortization for the second quarter of 1997 was $803,000, an increase of $355,000, or 79%, over the second quarter of 1996. Depreciation and amortization for the first six months of 1997 was $1.6 million, an increase of $751,000, or 88%, compared to the same period in 1996. The increases in depreciation and amortization for both periods were a result of the acquisition of additional data processing equipment and office furniture necessitated by the increase in subscribers and employees, respectively, as well as amortization related to the purchase of Jones Satellite in 1996.

     Excluding Liberty's minority interest in SNG, the revenues, EBITDA and operating income attributable to the Company's ownership interest in Superstar for the quarter ended June 30, 1997 were $47.6 million, $7.1 million and $6.6 million, respectively, increases of 10%, 60% and 59%, respectively, over the prior year and resulting in EBITDA and operating margin percentages of 15% and 14%, respectively. For the six months ended June 30, 1997, revenues, EBITDA and operating income attributable to the Company's ownership interest in Superstar were $94.3 million, $13.6 million and $12.7 million, respectively, increases of 12%, 74% and 77%, respectively, over the same period in the prior year and resulting in EBITDA and operating margin percentages of 14% and 13%, respectively.

UVTV

     The following table sets forth certain financial information for UVTV for the three months and six months ended June 30, 1997 and 1996:



                               Three Months Ended    Six Months Ended
                                    June 30,             June 30,
                               1997(1)     1996(1)  1997(1)     1996(1)
                               -------     -------  -------     -------
                                            (in thousands)


     Revenues                 $10,029      $9,404   $20,698     $19,037
     Operating expenses,
      before depreciation
      and amortization          3,404       3,438     6,707       7,174
                              -------      ------   -------     -------
     EBITDA                     6,625       5,966    13,991      11,863
     Depreciation and
      amortization                598         613     1,194       1,237
                              -------      ------   -------     -------
     Operating income         $ 6,027      $5,353   $12,797     $10,626
                              =======      ======   =======     =======

     EBITDA margin
      percentage                66%          63%      68%         62%
     Operating margin
      percentage                60%          57%      62%         56%


     (1) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results in the above table for 1996 have been restated to conform to the current period presentation.

          Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates not been in effect during the first six months of 1997, UVTV's revenue, EBITDA and operating income would have been approximately $1.2 million lower.


     UVTV's revenues for the three months ended June 30, 1997 were $10.0 million, an increase of $625,000, or 7%, from the same period in 1996. For the six months ended June 30, 1997, revenues were $20.7 million, an increase of $1.7 million, or 9%, from the corresponding 1996 period. The increase in revenues is primarily the result of the wholesale price increase described above, which increased revenues $440,000 and $1.2 million in the three and six-month periods ended June 30, 1997, respectively, when compared to the same periods in 1996, coupled with increases in programming services revenues for both periods of $185,000 and $506,000, respectively, primarily from subscriber growth for both WPIX and KTLA in Canada. Domestically, UVTV/WGN cable subscribers decreased 3.5 million, or 10%, to 32.9 million from June 1996 to June 1997, primarily due to the impact of TCI discontinuing UVTV/WGN from certain of its wholly-owned systems.
During the same time period, UVTV/WGN direct-to-home wholesale subscribers increased 3.3 million, or 173%, primarily due to DBS providers adding WGN programming.

     Operating expenses, excluding depreciation and amortization, were $3.4 million during the second quarter of 1997, remaining flat compared to the second quarter of 1996. For the six months ended June 30, 1997, operating expenses, excluding depreciation and amortization, were $6.7 million, $467,000, or 7%, lower than for the same period in 1996. The decrease in operating expenses for the six months ended June 30, 1997 results primarily from a reduction in personnel compared to the prior year.

     Depreciation and amortization in the second quarter of 1997 was $598,000, relatively unchanged compared to the same period in 1996. For the six months ended June 30, 1997, depreciation and amortization was $1.2 million, $43,000, or 3%, lower than for the same period in 1996.

SSDS

     SSDS' revenues for the second quarter of 1997 were $11.0 million, an increase of $1.5 million, or 16%, compared to the second quarter of 1996. Revenues for the first six months of 1997 were $21.1 million, an increase of $2.9 million, or 16%, over the same period in 1996. The increases in revenues in both periods over those of 1996 were primarily due to an increase in work in both the commercial and public sectors. The six months ended June 30, 1996 was also negatively impacted by severe weather conditions on the East coast that virtually shut down the defense sector for most of one week.

     Operating expenses, before depreciation and amortization, increased during the second quarter of 1997 by $1.8 million, or 20%, from the same period in 1996 to $10.5 million. For the six months ended June 30, 1997, operating expenses, excluding depreciation and amortization, were $21.7 million, an increase of $4.7 million, or 28%. The increase in operating expenses during both periods were primarily due to the cost of additional technical personnel commensurate with the increase in revenues coupled with additional personnel which were added throughout the later part of 1996 to facilitate new business growth which did not occur. SSDS implemented several cost reduction measures late in the first quarter of 1997 with the goal of returning operations to profitability.

     Depreciation and amortization expense during the second quarter of 1997 was $738,000, an increase of $39,000, or 6%, over the second quarter of 1996. Depreciation expense during the six months ended June 30, 1997 increased by $121,000, or 9%, over the same period in 1996. The increases in 1997 were the result of ongoing infrastructure equipment upgrades and new equipment to support the increase in employees. Included in depreciation and amortization expense in both the second quarter and six-month periods is approximately $500,000 and $1.0 million, respectively, of amortization of goodwill resulting from the Company's acquisition of SSDS in July 1995.

SpaceCom

     SpaceCom's revenues for the three months ended June 30, 1997 were $4.4 million, an increase of $521,000, or 13%, over the same period in 1996. For the six months ended June 30, 1997, revenues were $8.5 million, an increase of $1.1 million, or 14%, over the corresponding 1996 period. The increases in revenues in both periods were attributable principally to increased demand for channel space from SpaceCom's existing paging customers. SpaceCom's transponders had an average occupancy, based on revenue dollars, of 71% as of June 30, 1997, compared to 68% as of June 30, 1996.

     Operating expenses, excluding depreciation and amortization, were $3.1 million during the second quarter of 1997, an increase of $100,000, or 3%, compared to the same period in 1996. During the six months ended June 30, 1997, operating expenses, excluding depreciation and amortization, increased $377,000, or 6%, over the corresponding 1996 period. The increases in operating expenses, before depreciation and amortization, for both periods resulted primarily from increased transmission expenses.

     Depreciation and amortization in the first quarter of 1997 was $366,000, relatively unchanged from the same period in 1996. During the six months ended June 30, 1997, depreciation and amortization increased $65,000, or 10%, over the corresponding 1996 period. The increase in depreciation and amortization for the six-month period was the result of acquiring new assets to provide a wider range of services.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and investments. During the first six months of 1997, net cash flows from operating activities were $42.8 million ($31.8 million after distributions to minority interests), reflecting the continued growth of the Company's after-tax earnings. This cash, plus existing cash resources, and proceeds of $2.1 million from the exercise of stock options were used to fund the Company's additional net investment in marketable securities of $35.4 million, debt payments by SSDS of $2.9 million, stock repurchases of $2.1 million, capital expenditures of $3.6 million and the reduction in the Company's capitalized lease obligations of $1.6 million during the six-month period.

     At June 30, 1997, the Company's cash, cash equivalents and marketable securities aggregated $125.2 million, an increase of $23.8 million over that as of December 31, 1996. The above total includes $4.6 million of cash and cash equivalents held by SNG, in which the Company has a 50% ownership interest. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of June 30, 1997, approximately $93.5 million of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits investments in fixed rate securities with maturities in excess of eighteen months from the date of investment.

     SSDS entered into a new revolving credit facility on June 24, 1997 with a bank which provides for borrowings up to 80% of billed trade receivables of SSDS less than 60 days past due, subject to certain conditions. The facility replaced a previously existing revolving credit facility at a different bank. Outstanding borrowings under the credit facility as of June 30, 1997 were $4.4 million on a borrowing base of $5.2 million. Borrowings under this credit facility bear interest at the bank's designated prime rate plus a margin.

     The Company collects annually, in advance, a majority of its SNG subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of June 30, 1997, the unearned portion of all prepayments totaled $95.5 million, of which approximately $81.6 million, or 85%, was attributable to SNG. SNG generally offers a refund of unearned prepayments at the customer's option if service is discontinued for any reason. In the case of UVTV and Prevue Networks, the Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments through approximately 2004 aggregating $21.9 million as of June 30, 1997, a reduction of $1.6 million, or 7%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.4 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $3.1 million in operating expenses, net of sublease revenue, during the six months ended June 30, 1997.

     Capital expenditures during the six months ended June 30, 1997 of $3.6 million were principally attributable to the purchase of control units provided to the Company's cable television customers and to data processing equipment and furniture, fixtures and facilities used by the Company.

     SNG makes monthly distributions to members of the venture of all cash in excess of reasonable cash reserves established for anticipated working capital requirements and capital expenditures. During the six months ended June 30, 1997, cash distributions to minority interests in SNG aggregated $11.0 million.

     The Company believes that currently available cash and cash equivalents, marketable securities and cash flow generated from operations will provide the resources necessary to meet its working capital and related financing needs for the foreseeable future and to pursue opportunities to expand its businesses. The Company is considering entering into a revolving credit facility during 1997 to provide an additional source of funds.

     The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 1,000,000 shares of the Company's Class A Common Stock using existing cash resources. Through June 30, 1997, the Company had repurchased 124,000 shares of stock for a total of $2.1 million.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The trial with respect to the validity, infringement and inequitable conduct issues relative to StarSight Telecast, Inc.'s U.S. Patent No. 4,706,121 and pending Reexamination Certificate B1 4,706,121 is currently in recess. The trial is scheduled to resume on September 8, 1997.

          The Company has been served with a lawsuit from one of its marketing agents of C-band retail programming packages which claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. The lawsuit is in the discovery phase.


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          In connection with the Company's annual meeting of stockholders held on May 14, 1997, the Company submitted for vote of the stockholders the following matters; 148,084,260 votes of the Company's Class A Common Stock and Class B Common Stock were entitled to be voted at the meeting and 133,420,970 votes of the shares were present in person or by proxy:

          a) the election of directors to serve until the annual meeting of stockholders in 1998. The nominees recommended by management and the board of directors were all elected.

              Votes for the directors were as follows:

                                            For            Against
                                            ---            -------

              Lawrence Flinn, Jr.       133,293,829        127,141
              David P. Beddow           133,293,929        127,041
              Peter C. Boylan III       133,293,929        127,041
              William J. Bresnan        133,293,929        127,041
              Donne F. Fisher           133,293,929        127,041
              Paul A. Gould             133,293,929        127,041
              Camille K. Jayne          133,293,929        127,041
              Larry E. Romrell          133,293,929        127,041
              J.C. Sparkman             133,293,929        127,041
              J. David Wargo            133,293,929        127,041

              On May 28, 1997, Gary S. Howard was appointed as Chairman of the Board of Directors, Chief Executive Officer and President of the Company. On July 18, 1997, Camille K. Jayne resigned as a director of the Company.

          b)  the ratification and approval of the United Video
              Satellite Group, Inc. Equity Incentive Plan, as amended (the "Plan"). The Plan was so ratified and approved with 132,341,383 votes for, 212,946 votes against and 9,014 votes abstaining.

          c) the ratification of the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1997. The selection was so ratified with 125,878,406 votes for, no votes against and no votes abstaining.

ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

              27   Financial Data Schedule

          b)  Reports on Form 8-K

              On May 8, 1997, the Company filed a report on Form 8-K reporting a change in its independent auditors from Ernst & Young LLP to KPMG Peat Marwick LLP which occurred on May 1, 1997.

              No other reports on Form 8-K were filed during the second quarter of 1997.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 United Video Satellite Group, Inc.
                                            (Registrant)




Date:  August 12, 1997         By:       /s/ Peter C. Boylan III
                                     -------------------------------
                                          Peter C. Boylan III
                                      Executive Vice President and
                                         Chief Operating Officer