Form 10-Q
period 1997-09-30
UNITED VIDEO SATELLITE GROUP INC
filed 1997-11-14
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                               FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED SEPTEMBER 30, 1997

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
                Yes  X   No
                    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of November 1, 1997:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             24,420,120
Class B Common Stock $.01 Par Value             12,373,294

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   UNITED VIDEO SATELLITE GROUP, INC.
                 CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except per share amounts)

                                           September 30,   December 31,
                                               1997           1996
                                               ----           ----
                                            (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                  $ 24,142        $ 42,796
  Marketable securities, at market            113,146          58,581
  Accounts receivable, net of allowance
    for doubtful accounts                      48,098          58,813
  Prepaid expenses and other                   12,534           9,916
  Deferred tax asset                            1,894           2,210
                                             --------        --------
Total current assets                          199,814         172,316

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 51,048          56,381
Goodwill, net of accumulated amortization      29,815          31,459
Deferred tax asset                                 79              --
Other assets, net of accumulated
  amortization                                  2,717           2,427
                                             --------        --------
Total assets                                 $283,473        $262,583
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  5,498        $  6,744
  Accrued liabilities                          52,934          46,336
  Current portion of capital lease
    obligations and long-term debt              8,029          10,519
                                             --------        --------
                                               66,461          63,599
  Customer prepayments                         95,692         108,059
                                             --------        --------
Total current liabilities                     162,153         171,658

Deferred compensation                             803           1,452
Deferred tax liability                             --             765
Capital lease obligations and
  long-term debt                               18,109          20,718
Minority interest                               3,280           3,830

Stockholders' equity
  Preferred stock, $.01 par value                  --              --
  Class A common stock, $.01 par value            244             238
  Treasury stock, at cost                        (114)            (77)
  Class B common stock, $.01 par value            124             124
  Additional paid-in capital                   39,109          34,865
  Note receivable from stockholder                 --            (509)
  Retained earnings                           102,686          70,234
                                             --------        --------
                                              142,049         104,875
  Minority interest deficit in Superstar/
    Netlink Group LLC                         (42,921)        (40,715)
                                             --------        --------
Total stockholders' equity                     99,128          64,160
                                             --------        --------
Total liabilities and stockholders' equity   $283,473        $262,583
                                             ========        ========


                        See accompanying notes.

                  UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                            Three Months Ended      Nine Months Ended
                               September 30,          September 30,
                             1997        1996       1997         1996
                             ----        ----       ----         ----
Revenues:
  Satellite services       $107,762    $105,646   $323,870    $264,688
  Advertising sales           7,594       5,763     21,745      16,785
  Systems integration
    services                 10,427       6,100     31,001      24,260
  Other                         122         192        266         732
                           --------    --------   --------    --------
                            125,905     117,701    376,882     306,465

Operating expenses:
  Programming and
    delivery                 64,139      63,677    193,587     157,275
  Selling, general
    and administrative       34,510      34,785    108,650      95,771
  Depreciation and
    amortization              4,669       4,512     13,833      11,936
                           --------    --------   --------    --------
                            103,318     102,974    316,070     264,982
                           --------    --------   --------    --------
Operating income             22,587      14,727     60,812      41,483
Other income
  (expenses), net             1,255         423      3,048       1,069
                           --------    --------   --------    --------

Income before income
  taxes and minority
  interest                   23,842      15,150     63,860      42,552
Provision for income
  taxes                      (7,207)     (4,241)   (18,983)    (13,371)
Minority interest
  in earnings                (4,733)     (3,400)   (12,297)     (6,602)
                           --------    --------   --------    --------
Net income                 $ 11,902    $  7,509   $ 32,580    $ 22,579
                           ========    ========   ========    ========

Common and common
  equivalent shares
  outstanding                37,245      37,042     37,073      37,044

Earnings per
  share                    $   0.32    $   0.20   $   0.88    $   0.61





                         See accompanying notes.

                    UNITED VIDEO SATELLITE GROUP, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                             (In thousands)

                                                 Nine Months Ended
                                                   September 30,
                                                 1997         1996
                                                 ----         ----


Operating activities:
Net income                                     $ 32,580     $22,579
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                13,833      11,936
    Minority interest in earnings                12,297       6,602
    Non-cash compensation expense                   288       1,633
    Deferred income taxes                          (309)        979
    Amortization of bond premiums                   547         386
    Other                                          (203)        (50)
    Changes in operating assets and
      liabilities:
        Accounts receivable                      10,738      (2,523)
        Prepaid expenses and other               (2,739)     (4,979)
        Accounts payable                         (1,310)      5,381
        Accrued liabilities                       9,825       2,946
        Customer prepayments                    (12,431)     (4,389)
        Other                                      (427)     (2,809)
                                                -------      ------
Net cash provided by operating activities        62,689      37,692

Investing activities:
  Capital expenditures                           (6,135)    (10,000)
  Purchases of marketable securities            (81,692)    (42,352)
  Maturities of marketable securities            26,233      15,742
  Other                                            (548)       (870)
                                                -------     -------
Net cash used in investing activities           (62,142)    (37,480)

Financing activities:
  Repayment of capital lease obligations
    and long-term debt                           (5,099)     (2,260)
  Debt borrowings                                    --       3,627
  Issuance of stock                               2,553       1,522
  Repurchase of stock                            (2,078)         --
  Distributions to minority interests           (15,000)         --
  Net proceeds from subsidiary stock
    transactions                                    (86)         --
  Decrease in notes receivable
    from stockholder                                509          --
                                                -------     -------
Net cash provided by (used in)
  financing activities                          (19,201)      2,889
                                                -------     -------

Net increase (decrease) in cash and
  cash equivalents                              (18,654)      3,101
Cash and cash equivalents at beginning of
  period                                         42,796      28,485
                                                -------     -------
Cash and cash equivalents at end of period      $24,142     $31,586
                                                =======     =======

Supplemental Disclosures of Cash
  Flow Information:
    Interest paid                               $ 1,569     $ 1,470
    Income taxes paid                           $15,880     $12,777

                       See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997




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

2.   Contingencies

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight Telecast, Inc. ("StarSight") bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 16, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. Discovery and trial of all other issues has been stayed. The trial is currently in recess and is scheduled to resume on May 4, 1998. There can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's interactive operations and the future financial position or results of operations of the Company.

     The State of Illinois ("the State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, Illinois has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Further, the Company received a refund of $123,000, plus interest, in February 1997. The Company's motion is still pending. The Company has been informed that the State intends to file a counter motion for summary judgement. The parties are currently attempting to reach a stipulation of agreed facts and law, and a status conference has been scheduled for December 9, 1997. No trial date for this matter has been scheduled. In September, the Company received a request from the Illinois Department of Revenue to perform a Telecommunications Excise Tax audit for the period subsequent to June 1994 through June 1996.
The Company anticipates entering in to a Waiver agreement, waiving statute of limitations in exchange for a delay in the audit. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $3.5 million.

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

3.   Retail C-Band Home Satellite Dish Joint Venture

     The Company and Liberty Media Corporation ("Liberty") entered into an agreement (the "Agreement") under which the Company's Superstar division and Liberty's Netlink division contributed their retail C-band home satellite dish business' assets, obligations and operations, effective April 1, 1996, to a new entity owned 50% each by UVSG and Liberty. Liberty is a wholly-owned subsidiary of TCI and, accordingly, for financial reporting purposes, the combination was accounted for as a merger of businesses under common control, whereby the assets and obligations of both Superstar and Netlink were contributed to the venture at their historical cost. The operations of the combined businesses have been consolidated, effective April 1, 1996, with the operating results of the Company as the Company has voting control over the venture's operations.

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

     The following pro forma financial information reflects the Company's results of operations for the nine-month period ended
September 30, 1996 as though the retail operations had been combined as of January 1, 1996 (in thousands, except per share amounts):


          Pro forma:
            Revenues                             $344,796
            Net income                           $ 22,304
            Net income per share                 $   0.60

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

                              Three Months Ended     Nine Months Ended
                                 September 30,         September 30,
                               1997        1996      1997         1996
                               ----        ----      ----         ----

     Basic earnings per
       share                  $0.32       $0.21      $0.89       $0.63

     Diluted earnings per
       share                   0.32        0.20       0.88        0.61

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

     The following table sets forth certain unaudited financial information for the Company and each of the businesses operated by it during the three months and nine months ended September 30, 1997 and 1996 (in thousands).



                           Three Months Ended    Three Months Ended    Nine Months Ended     Nine Months Ended
                           September 30, 1997    September 30, 1996    September 30, 1997    September 30, 1996

                           Amount         %      Amount         %      Amount         %      Amount         %
                           ------------------    ------------------    ------------------    ------------------


Revenues:
  Prevue Networks (1)      $ 15,607      12%     $ 12,481      11%     $ 45,593      12%     $ 35,936      12%
  Superstar (2)(3)           86,849      69        86,214      73       261,108      69       208,716      68
  UVTV (3)                   10,179       8         9,627       8        30,877       8        28,664       9
  SSDS                       10,426       8         6,100       5        31,518       8        24,260       8
  SpaceCom                    4,370       4         4,092       3        12,873       4        11,528       4
  Other/Eliminations         (1,526)     (1)         (813)     --        (5,087)     (1)       (2,639)     (1)
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $125,905     100%     $117,701     100%     $376,882     100%     $306,465     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

EBITDA (4):
  Prevue Networks (1)      $  5,636      21%     $  2,935      15%     $ 16,322      22%     $ 11,585      22%
  Superstar (2)(3)           12,905      47         9,439      49        34,968      47        20,469      38
  UVTV (3)                    7,229      27         5,995      31        21,220      28        17,858      33
  SSDS                          502       2           (95)     --          (133)     --         1,085       2
  SpaceCom                    1,167       4           965       5         3,313       4         2,422       5
  Other/Eliminations           (183)     (1)           --      --        (1,045)     (1)           --      --
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $ 27,256     100%     $ 19,239     100%     $ 74,645     100%     $ 53,419     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

Operating income:
  Prevue Networks (1)      $  3,475      15%     $    761       5%     $  9,995      16%     $  6,090      15%
  Superstar (2)(3)           12,107      54         8,822      60        32,564      54        18,997      46
  UVTV (3)                    6,631      29         5,375      37        19,428      32        16,001      38
  SSDS                         (259)     (1)         (832)     (6)       (2,353)     (4)         (989)     (2)
  SpaceCom                      816       4           601       4         2,223       4         1,384       3
  Other/Eliminations           (183)     (1)           --      --        (1,045)     (2)           --      --
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $ 22,587     100%     $ 14,727     100%     $ 60,812     100%     $ 41,483     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

Consolidated depreciation
  and amortization         $  4,669              $  4,512              $ 13,833              $ 11,936

Consolidated capital
  expenditures             $  2,531              $  3,292              $  6,135              $ 10,000

Consolidated cash flows
  from operations          $ 19,939              $ 15,501              $ 62,689              $ 37,692


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

     Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates not been in effect during the first nine months of 1997, UVTV's revenue, EBITDA and operating income would have been approximately $1.7 million lower and Superstar's EBITDA and operating income would have been approximately $1.7 million higher.

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

Results of Operations

Consolidated

     Revenues for the three months ended September 30, 1997 were $125.9 million, an increase of $8.2 million, or 7%, over the same period in 1996. For the nine months ended September 30, 1997, revenues were $376.9 million, an increase of $70.4 million, or 23%, over the corresponding 1996 period. The increase in revenues for both the quarter and nine-month period were due to increased commission revenues from acting as a service agent in the direct broadcast satellite ("DBS") market by Superstar, increased system integration service revenues by SSDS and increased service fee and advertising revenues by Prevue Networks.

     In addition, the increase in revenues for the nine-month period was also due to $39.5 million of additional revenues attributable to Liberty Media Corporation's Netlink division retail operations ("Netlink") which were combined with those of Superstar's retail operations effective April 1, 1996.

     Operating expenses, excluding depreciation and amortization, were $98.6 million for the three months ended September 30, 1997, an increase of $187,000, when compared to $98.5 million for the same period in 1996. For the nine months ended September 30, 1997, operating expenses, excluding depreciation and amortization, were $302.2 million, an increase of $49.2 million, or 19%, over the corresponding 1996 period. Operating expenses, excluding depreciation and amortization, increased in both periods when compared to the same periods in 1996 due to increased personnel costs primarily attributable to the growth in Prevue Networks, Superstar and SSDS. In addition, operating costs increased for the nine-month period due to increased operating costs of $35.9 million attributable to Netlink. In the three-month period ended September 30, 1997, the increased personnel costs were partially offset by increased efficiencies realized as a result of the SNG joint venture coupled with a reduction in costs associated with Superstar's relationship with a program supplier in the DBS market, which was terminated during the quarter.

     Depreciation and amortization during the third quarter of 1997 was $4.7 million, an increase of $157,000, or 3%, over the same period in 1996. For the nine months ended September 30, 1997, depreciation and amortization increased $1.9 million, or 16%, over the same period in 1996. The increases in depreciation and amortization in 1997 were primarily a result of the acquisition of equipment to support the various Prevue products and growth in Superstar subscribers and personnel.

     Minority interest in earnings represents that portion of earnings attributable to the 50% minority ownership in SNG, the 30% minority ownership in SSDS and the 28% minority ownership in Sneak Prevue LLC. SNG and Sneak Prevue LLC were formed during April and September 1996, respectively. The Company increased its ownership interest in SSDS to 70% in July 1995.

Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the three months and nine months ended September 30, 1997 and 1996:

                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                1997        1996     1997         1996
                                ----        ----     ----         ----
                                            (in thousands)


     Revenues                 $15,607     $12,481   $45,593     $35,936
     Operating expenses,
      before depreciation
      and amortization          9,971       9,546    29,271      24,351
                              -------     -------   -------     -------
     EBITDA                     5,636       2,935    16,322      11,585
     Depreciation and
      amortization              2,161       2,174     6,327       5,495
                              -------     -------   -------     -------
     Operating income         $ 3,475     $   761   $ 9,995     $ 6,090
                              =======     =======   =======     =======

     EBITDA margin
      percentage                  36%         24%       36%         32%
     Operating margin
      percentage                  22%          6%       22%         17%



     Prevue Networks' revenues for the three months ended September 30, 1997 were $15.6 million, an increase of $3.1 million, or 25%, over the same period in 1996. For the nine months ended September 30, 1997, revenues were $45.6 million, an increase of $9.7 million, or 27%, over the corresponding 1996 period. The increases in revenues during both periods were largely attributable to advertising revenues, which grew $1.8 million, or 32%, over the third quarter of 1996 and $5.0 million, or 30%, over the first nine months of 1996 due to increases in conventional and paid program promotion sales. Revenues also increased as a result of increased service fee revenues attributable to Prevue Channel and Sneak Prevue, which increased $772,000, or 19%, and $516,000, or 30%, respectively, for the quarter and $2.6 million, or 21%, and $1.7 million, or 33%, respectively for the nine-month period when compared to the same periods in 1996. Prevue Channel subscriber counts increased by 5.9 million, or 14%, to 46.7 million as of September 30, 1997 compared to those as of September 30, 1996. Sneak Prevue increased by 385,000 subscribers, or 1%, to 35.2 million during the same period.

     Operating expenses, excluding depreciation and amortization, increased by $425,000, or 4%, during the third quarter of 1997 and by $4.9 million, or 20%, for the first nine months of 1997 when compared to the same periods in 1996. The increased operating expenses, before depreciation and amortization, for the nine-month period were due primarily to additional employees added to accommodate Prevue's growth and associated facilities costs.

     Depreciation and amortization during the third quarter of 1997 was $2.2 million, relatively unchanged from the same period in 1996. For the nine months ended September 30, 1997, depreciation and amortization increased $832,000, or 15%, over the same period in 1996. The increase in depreciation and amortization for the nine-month period was a result of the acquisition of additional customer control units and video production equipment necessary to support the various Prevue products combined with the assets acquired in the formation of the Sneak Prevue LLC joint venture. In September 1996, Sneak Prevue LLC was formed as a consolidated subsidiary of the Company into which was combined Sneak Prevue and The Barker, a product similar to Sneak Prevue that was previously offered by StarNet, Inc.

Superstar

     The following table sets forth certain financial information for Superstar for the three months and nine months ended September 30, 1997 and 1996:

                               Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                               1997(1)    1996(1)   1997(1)     1996(1)
                               -------    -------   -------     -------
                                            (in thousands)


     Revenues                 $86,849     $86,214   $261,108   $208,716
     Operating expenses,
      before depreciation
      and amortization         73,944      76,775    226,140    188,247
                              -------     -------   --------    -------
     EBITDA                    12,905       9,439     34,968     20,469
     Depreciation and
      amortization                798         617      2,404      1,472
                              -------     -------   --------   --------
     Operating income         $12,107     $ 8,822   $ 32,564   $ 18,997
                              =======     =======   ========   ========

     EBITDA margin
      percentage                  15%         11%        13%        10%

     Operating margin
      percentage                  14%         10%        12%         9%



     (1) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results in the above table for 1996 have been restated to conform to the current period presentation.

          Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates not been in effect during the first nine months of 1997, Superstar's EBITDA and operating income would have been approximately $1.7 million higher.


     Revenues generated by Superstar for the three months ended September 30, 1997 were $86.8 million, an increase of $635,000, or 1%, over the same period in 1996. For the nine months ended September 30, 1997, revenues were $261.1 million, an increase of $52.4 million, or 25%, over the corresponding period in 1996. The increase in revenues for the three-month period is primarily attributable to increased subscriber revenue from SNG's customers. Included in the revenue increase for the nine-month period is an increase of approximately $39.5 million attributable to Netlink's operations which were combined with those of Superstar's retail operations into a new consolidated subsidiary, SNG, effective April 1, 1996. Also contributing to the increase for the nine-month period was growth in commission income earned as a service agent for a program supplier to the DBS market and increased subscriber revenue from SNG's customers. The contract governing the commissions earned as a service agent in the DBS market expired July 31, 1997; however, Superstar will continue to earn a declining level of commissions through July 2000 on subscribers previously interfaced through Superstar. Subscriber revenue from both programming packages and pay-per-view increased as subscribers migrated to higher priced packages and purchased pay-per-view events, the impacts of which were partially offset by a reduction in subscribers. Retail subscribers purchasing programming from SNG as of September 30, 1997 totaled approximately 904,000, a decrease of 2,000 during the quarter and a decrease of 88,000, or 9%, during the prior twelve months. During the quarter ended September 30, 1997, the C-band industry declined 1%, decreasing by 29,000 subscribers and for the twelve month period ended September 30, 1997, the industry decreased by 165,000 subscribers, or 7%.

     Operating expenses, excluding depreciation and amortization, were $73.9 million in the third quarter of 1997, a decrease of $2.8 million, or 4%, compared to the same period in 1996. The reduction in operating expenses for the quarter is due to increased efficiencies realized as a result of the SNG joint venture coupled with a reduction in costs associated with Superstar's relationship with a program supplier to the DBS market, which was terminated during the quarter. For the first nine months of 1997, operating expenses, excluding depreciation and amortization, increased $37.9 million, or 20%, over the same period in 1996. The increase in operating expenses, before depreciation and amortization, for the first nine months of 1997 as compared to the previous year's results was due primarily to expenses attributable to Netlink of $35.9 million. In addition, expenses for the nine-month period increased due to increased programming fees, which were impacted by the increase in rates charged by UVTV to SNG discussed in Note 1 above.

     Depreciation and amortization for the third quarter of 1997 was $798,000, an increase of $181,000, or 29%, over the third quarter of 1996. Depreciation and amortization for the first nine months of 1997 was $2.4 million, an increase of $932,000, or 63%, compared to the same period in 1996. The increases in depreciation and amortization for both periods were a result of the acquisition of additional data processing equipment and office furniture necessitated by the increase in subscribers and employees. In addition, amortization for the first nine months of 1997 increased due to the purchase of Jones Satellite Programming, Inc. in 1996.

     Excluding Liberty's minority interest in SNG, the revenues, EBITDA and operating income attributable to the Company's ownership interest in Superstar for the quarter ended September 30, 1997 were $46.3 million, $7.9 million and $7.4 million, respectively, increases of 1%, 36% and 36%, respectively, over the prior year and resulting in EBITDA and operating margin percentages of 17% and 16%, respectively. For the nine months ended September 30, 1997, revenues, EBITDA and operating income attributable to the Company's ownership interest in Superstar were $140.6 million, $21.6 million and $20.1 million, respectively, increases of 8%, 58% and 59%, respectively, over the same period in the prior year and resulting in EBITDA and operating margin percentages of 15% and 14%, respectively.

UVTV

     The following table sets forth certain financial information for UVTV for the three months and nine months ended September 30, 1997 and 1996:

                               Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                               1997(1)     1996(1)  1997(1)     1996(1)
                               -------     -------  -------     -------
                                            (in thousands)


     Revenues                 $10,179      $9,627   $30,877     $28,664
     Operating expenses,
      before depreciation
      and amortization          2,950       3,632     9,657      10,806
                              -------      ------   -------     -------
     EBITDA                     7,229       5,995    21,220      17,858
     Depreciation and
      amortization                598         620     1,792       1,857
                              -------      ------   -------     -------
     Operating income         $ 6,631      $5,375   $19,428     $16,001
                              =======      ======   =======     =======

     EBITDA margin
      percentage                  71%         62%       69%         62%

     Operating margin
      percentage                  65%         56%       63%         56%


     (1) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results in the above table for 1996 have been restated to conform to the current period presentation.

          Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates not been in effect during the first nine months of 1997, UVTV's revenue, EBITDA and operating income would have been approximately $1.7 million lower.


     UVTV's revenues for the three months ended September 30, 1997 were $10.2 million, an increase of $552,000, or 6%, from the same period in 1996. For the nine months ended September 30, 1997, revenues were $30.9 million, an increase of $2.2 million, or 8%, from the corresponding 1996 period. The increases in revenues for both periods were primarily the result of the wholesale price increase described above, which increased revenues $590,000 and $1.7 million in the three and nine-month periods ended September 30, 1997, respectively, when compared to the same periods in 1996. Additionally, for the nine months ended September 30, 1997, programming services revenue increased $413,000 from the corresponding 1996 period, primarily from subscriber growth for both WPIX and KTLA in Canada. Domestically, UVTV/WGN cable subscribers decreased 2.7 million, or 7%, to 34.0 million from September 1996 to September 1997, primarily due to the impact of TCI discontinuing UVTV/WGN from certain of its wholly-owned systems.
During the same time period, UVTV/WGN direct-to-home wholesale subscribers increased 3.8 million, or 201%, primarily due to DBS providers adding WGN programming.

     Operating expenses, excluding depreciation and amortization, were $3.0 million during the third quarter of 1997, a decrease of $682,000, or 19%, compared to the third quarter of 1996. For the nine months ended September 30, 1997, operating expenses, excluding depreciation and amortization, were $9.7 million, $1.1 million, or 11%, lower than for the same period in 1996. The decrease in operating expenses for both the three-month and nine-month periods was primarily due to a reduction in personnel compared to the prior year, coupled with decreases in programming fees for both periods of $118,000 and $485,000, respectively, due to the decline in C-Band subscribers.

     Depreciation and amortization in the third quarter and first nine-months of 1997 was $598,000 and $1.8 million, respectively, both relatively unchanged compared to the same periods in 1996.

SSDS

     SSDS' revenues for the third quarter of 1997 were $10.4 million, an increase of $4.3 million, or 71%, compared to the third quarter of 1996. Revenues for the first nine months of 1997 were $31.5 million, an increase of $7.3 million, or 30%, over the same period in 1996. The increases in revenues for both periods over those of 1996 were primarily due to an increase in work in the defense sector coupled with, for the nine-month period, an increase in work performed in the commercial sector.

     Operating expenses, excluding depreciation and amortization, increased during the third quarter of 1997 by $3.7 million, or 60%, from the same period in 1996 to $9.9 million. For the nine months ended September 30, 1997, operating expenses, excluding depreciation and amortization, were $31.7 million, an increase of $8.5 million, or 37%. The increases in operating expenses during both periods were primarily due to the cost of additional technical personnel commensurate with the increase in revenues coupled with additional personnel which were added throughout the later part of 1996 to facilitate new business growth which did not occur. SSDS implemented several cost reduction measures late in the first quarter of 1997 with the goal of returning operations to profitability.

     Depreciation and amortization expense during the third quarter of 1997 was $761,000, an increase of $24,000, or 3%, over the third quarter of 1996. Depreciation expense during the nine months ended September 30, 1997 increased by $146,000, or 7%, over the same period in 1996. The increases in 1997 were the result of ongoing infrastructure equipment upgrades and new equipment to support the increase in employees. Included in depreciation and amortization expense in both the three-month and nine-month periods is approximately $500,000 and $1.5 million, respectively, of amortization of goodwill resulting from the Company's acquisition of its additional interest in SSDS in July 1995.

SpaceCom

     SpaceCom's revenues for the three months ended September 30, 1997 were $4.4 million, an increase of $278,000, or 7%, over the same period in 1996. For the nine months ended September 30, 1997, revenues were
12.9 million, an increase of $1.3 million, or 12%, over the corresponding 1996 period. The increases in revenues in both periods were attributable principally to increased demand for channel space from SpaceCom's existing paging customers. SpaceCom's transponders had an average occupancy, based on revenue dollars, of 71% as of September 30, 1997, compared to 69% as of September 30, 1996.

     Operating expenses, excluding depreciation and amortization, were $3.2 million during the third quarter of 1997, an increase of $76,000, or 2%, compared to the same period in 1996. During the nine months ended September 30, 1997, operating expenses, excluding depreciation and amortization, increased $454,000, or 5%, over the corresponding 1996 period. The increases in operating expenses, before depreciation and amortization, for both periods resulted primarily from increased transmission expenses.

     Depreciation and amortization in the third quarter of 1997 was $351,000, a decrease of $13,000, or 4%, from the same period in 1996. During the nine months ended September 30, 1997, depreciation and amortization increased $52,000, or 5%, over the corresponding 1996 period. The increase in depreciation and amortization for the nine-month period was the result of acquiring new assets to provide a wider range of services.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and investments. During the first nine months of 1997, net cash flows from operating activities were $62.7 million ($47.7 million after distributions to minority interests), reflecting the continued growth of the Company's after-tax earnings. This cash, plus existing cash resources, and proceeds of $2.6 million from the exercise of stock options were used to fund the Company's additional net investment in marketable securities of $55.5 million, debt payments by SSDS of $2.7 million, stock repurchases of $2.1 million, capital expenditures of $6.1 million and the reduction in the Company's capitalized lease obligations of $2.4 million during the nine-month period.

     At September 30, 1997, the Company's cash, cash equivalents and marketable securities aggregated $137.3 million, an increase of $35.9 million over that as of December 31, 1996. The above total includes $7.2 million of cash and cash equivalents held by SNG, in which the Company has a 50% ownership interest. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of September 30, 1997, approximately $113.1 million of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits investments in fixed rate securities with maturities in excess of eighteen months from the date of investment.

     SSDS entered into a new revolving credit facility on June 24, 1997 with a bank which provides for borrowings up to 80% of billed trade receivables of SSDS less than 60 days past due, subject to certain conditions. The facility replaced a previously existing revolving credit facility at a different bank. Outstanding borrowings under the credit facility as of September 30, 1997 were $4.5 million on a borrowing base of $5.7 million. Borrowings under this credit facility bear interest at the bank's designated prime rate plus a margin.

     The Company collects annually, in advance, a majority of its SNG subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of September 30, 1997, the unearned portion of all prepayments totaled $95.7 million, of which approximately $81.9 million, or 86%, was attributable to SNG. SNG generally offers a refund of unearned prepayments at the customer's option if service is discontinued for any reason. In the case of UVTV and Prevue Networks, the Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments through approximately 2004 aggregating $21.1 million as of September 30, 1997, a reduction of $2.4 million, or 10%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.4 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $4.6 million in operating expenses, net of sublease revenue, during the nine months ended September 30, 1997.

     Capital expenditures during the nine months ended September 30, 1997 of $6.1 million were principally attributable to the purchase of control units provided to the Company's cable television customers and to data processing equipment and furniture, fixtures and facilities used by the Company.

     SNG makes monthly distributions to members of the venture of all cash in excess of reasonable cash reserves established for anticipated working capital requirements and capital expenditures. During the nine months ended September 30, 1997, cash distributions to minority interests in SNG aggregated $15.0 million.

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

     The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 1,000,000 shares of the Company's Class A Common Stock using existing cash resources. Through September 30, 1997, the Company had repurchased 124,000 shares of stock for a total of $2.1 million.

     The Company continues to explore corporate development opportunities to expand its existing businesses, develop new businesses and products and acquire interests in new businesses, some of which might require significant capital commitments.

Regulatory Matters

     On October 27, 1997, the Librarian of Congress ("Librarian") finalized his decision to accept the Copyright Arbitration Rate Panel's ("CARP") recommendation that copyright fees for direct-to-home satellite carriage of superstations and distant network television broadcast signals be raised to $0.27 per subscriber, per month. The CARP also recommended that these increases be retroactive to July 1, 1997, however, the Librarian ruled to effect the change January 1, 1998. Superstation copyright fees previously ranged from $0.14 to $0.175 per subscriber, per month while network copyright fees were $0.06 per subscriber, per month. Several programming packagers of home satellite services and distributors of programming to C-band direct-to-home programming packagers have announced price increases to cover the increase in the copyright fee. Accordingly, the Company anticipates that it may also be able to pass the increases on to both SNG's retail and UVTV's wholesale customers via price increases and, therefore, the copyright fee increases are not expected to have a material adverse effect on the Company's financial position or results of operations. However, the increased overall cost of a Superstation resulting from the increased copyright could impact the purchasing decisions made by program packagers and marketers of programs to the direct-to-home industry.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The trial with respect to the validity, infringement and inequitable conduct issues relative to StarSight Telecast, Inc.'s U.S. Patent No. 4,706,121 and pending Reexamination Certificate B1 4,706,121 is currently in recess. The trial is scheduled to resume on May 4, 1998.


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

              27   Financial Data Schedule

          b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the third quarter of 1997.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 United Video Satellite Group, Inc.
                                            (Registrant)




Date:  November 14, 1997         By:     /s/ Peter C. Boylan III
                                     -------------------------------
                                           Peter C. Boylan III
                                              President and
                                         Chief Operating Officer