Form 10-K
period 1997-12-31
UNITED VIDEO SATELLITE GROUP INC
filed 1998-03-11
CIK 913061

-----------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                 OR

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


The aggregate market value of voting stock held by non-affiliates of the registrant was $353,652,697 as of March 8, 1998.

Number of shares outstanding of each of the registrant's classes of common stock as of March 8, 1998:

          TITLE OF CLASS                    NUMBER OF SHARES
Class A Common Stock $.01 Par Value            24,242,620
Class B Common Stock $.01 Par Value            12,373,294


                 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

----------------------------------------------------------------------

PART I

ITEM 1.   BUSINESS


     The Company was incorporated as a Delaware corporation in December 1986, although it and certain of its subsidiaries are successors to various entities, the first of which was formed in 1965. The Company completed an Initial Public Offering (the "Offering") of shares of its Class A Common Stock, $0.01 par value, on November 26, 1993. Immediately prior to completion of the Offering, the Company consummated a series of transactions pursuant to which certain affiliated corporations were merged or otherwise became wholly owned subsidiaries of the Company (the "Reorganization"). Unless the context otherwise requires, the terms "Company" and "UVSG" refer to the business of United Video Satellite Group, Inc. and its consolidated subsidiaries, including each of the entities that became wholly owned subsidiaries of the Company upon consummation of the Reorganization and each of their subsidiaries and predecessors.

     On January 25, 1996, the Company became a subsidiary of Tele-Communications, Inc. ("TCI") in a transaction in which TCI acquired UVSG common stock then representing approximately 40% of the issued and outstanding common stock of the Company and approximately 86% of the total voting power of UVSG common stock. TCI, through its subsidiaries and affiliates, is principally engaged in the construction, acquisition, ownership and operation of cable television systems and the provision of satellite-delivered video entertainment, information and home shopping programming services to various video distribution media, principally cable television systems. TCI also has investments in cable and telecommunications operations and television programming in certain international markets as well as investments in companies and joint ventures involved in developing and providing programming for new television and telecommunications technologies.

     On January 12, 1998, TCI purchased approximately 12.4 million shares of UVSG Class A Common Stock from Lawrence Flinn, Jr., the Company's Chairman Emeritus, who was formerly Chairman of the Board of Directors and Chief Executive Officer. TCI owned approximately 73% of the outstanding UVSG common stock, representing approximately 93% of the total voting power of the UVSG common stock, on March 8, 1998. TCI's ownership interests in the Company as of such date were attributed to Liberty Media Group as to approximately 17% of the outstanding UVSG common stock, representing approximately 4% of the total voting power of the UVSG common stock, and TCI Ventures Group as to approximately 57% of the outstanding UVSG common stock, representing approximately 89% of the total voting power of the UVSG common stock. Four of the Company's seven directors are also employees, officers and/or directors of TCI or its affiliates (other than the Company).
See Note 1 of Notes to Consolidated Financial Statements.

     The principal executive offices of UVSG are located at 7140 South Lewis Avenue, Tulsa, Oklahoma 74136-5422, and its telephone number is
(918) 488-4000.

General

     The Company provides satellite-delivered video, audio, data and program promotion services to cable television systems, direct-to-home satellite dish users, radio stations and private network users primarily throughout North America and software development and systems integration services to commercial entities, the federal government and defense related agencies in locations throughout the United States thru five businesses:

     - Program Promotion and Guide Services. The Company supplies cable television systems and other multi-channel video programming distributors, both nationally and internationally, satellite-delivered on-screen program promotion and guide services, including Prevue Channel, offered through its Prevue Networks subsidiary, and Sneak Prevue, offered through Sneak Prevue LLC, a joint venture owned 72% by Prevue Networks. Through its Prevue Interactive subsidiary, the Company is currently offering interactive television technology that allows television viewers to retrieve on demand continuously updated program guide information through their cable television system.

     - Direct-To-Home ("DTH") Satellite Services. Through Superstar/Netlink Group LLC ("SNG"), a consolidated joint venture owned approximately 40% by the Company's Superstar Satellite Entertainment division("Superstar"), the Company markets satellite entertainment programming to C-band DTH satellite dish owners in North America. In addition, Superstar provides certain billing and telemarketing services to other companies in the C-band industry.

     - Satellite Distribution of Video Entertainment Services. The Company's UVTV division ("UVTV") markets and distributes to cable television systems and other multi-channel video programming distributors WGN (Chicago), KTLA (Los Angeles) and WPIX (New York), three independent satellite-delivered television "superstations".

     - Software Development and Systems Integration Services. Through SSDS, Inc. ("SSDS"), the Company provides software development and systems integration services to large organizations with complex computer needs. The Company owns approximately 70% of SSDS.

     - Satellite Transmission Services for Private Networks. The Company provides satellite-delivered point-to-multipoint audio and data transmission services for various customers, including radio programmers, paging network operators, financial information providers, news services and other private business networks through the Company's SpaceCom subsidiary.


     The Company plans to continue to develop additional services and products within each of the markets that it serves and will also continue to consider new ventures and acquisitions of businesses that complement its existing infrastructure and services.

Program Promotion and Guide Services--Prevue Networks

Non-interactive Services

     Prevue Networks has developed and markets Prevue Channel and Sneak Prevue to cable television systems and other multi-channel video programming distributors ("Programming Distributors"), such as direct broadcast satellite ("DBS") and telephone companies. These services provide continuously updated on-screen video and text information, customized for each Programming Distributor, to promote the Programming Distributor's programs and provide program schedule information to its subscribers.

     The Company launched the Electronic Program Guide (now marketed as
EPG), the industry's first satellite-delivered, 24-hour electronic program guide for the cable television industry, in 1981. Prevue Networks continued to upgrade and develop its program guide services and in 1988 launched Prevue Guide (later renamed Prevue Channel), adding video and audio components to EPG's text listings of program information. In 1991, Prevue Networks launched Sneak Prevue, a system-specific service to promote cable television systems' pay-per-view programs and events. In 1996, Prevue Networks entered into a joint venture with Starnet, Inc. ("Starnet"), to consolidate Sneak Prevue and Starnet's digital pay-per-view promotion product, The Barker. Prevue owns approximately 72% and controls the venture.

     Services. Prevue Channel and Sneak Prevue are separate channels either or both of which are typically included in a basic package offered by Programming Distributors to their subscribers. Prevue Channel is an information source for all of the system's channel offerings, while Sneak Prevue exclusively promotes a system's pay-per-view offerings. The screen for Prevue Channel is divided into two components with the upper half devoted to video clips promoting upcoming programs and events and advertising while the lower half of the screen contains a scrolling textual guide to upcoming programs.
The customized text portion of the screen is formatted as a scrolling grid containing viewing times, channel numbers, network identification, program titles, movie descriptions, program ratings and ordering instructions for pay-per-view services. Sneak Prevue's video component comprises the entire screen with the textual information relating to pay-per-view schedules, pricing, channel designation and ordering instructions overlaid near the bottom of the screen. The video is interspersed with textual information or billboards that provide a more comprehensive listing of the day's pay-per-view features. A Programming Distributor may choose different promotional strategies for different times of day and can adjust the rotation of video clips accordingly. Viewers need no special equipment (converters or sidecars) to receive Prevue Channel and Sneak Prevue services.

     Both the text and video components of Prevue Channel are delivered by Prevue Networks to systems via satellite. Prevue Networks supplies to the system a control unit, a computer containing proprietary technology and software that stores the text information and controls the video delivered by satellite. Each of the Company's control units is coded to receive guide information intended specifically for each individual system and its unique channel line-up.

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

     Sales and Marketing. Through its United Video Network Sales subsidiary ("UVNS"), the Company markets and sells Prevue Channel and Sneak Prevue to Programming Distributors as a tool for promoting the system's programs, especially premium channels and pay-per-view. Prevue Networks plans to continue focusing on targeted advertisers, such as cable and broadcast television networks, video and entertainment related product providers and consumer packaged goods companies, to increase advertising revenue. The Company maintains a New York City advertising sales office to better pursue potential advertising sales and work with agencies. In addition to domestic sales, Prevue Networks sells Prevue Channel and Sneak Prevue services in the international marketplace.

     Competition. Prevue Channel and Sneak Prevue services compete with other programming for limited cable television system channel slots. This competition has been increasing and will continue to increase as Programming Distributors recapture analog channels to launch digital services. To date, the impact of channel recapture has been immaterial to Prevue Channel and Sneak Prevue distribution; however, future impacts of channel recapture cannot be predicted. Prevue Networks continues to face competition from Programming Distributors operating single-system program guides or pay-per-view promotional channels similar to Prevue Network's services. To some extent, Prevue Networks also indirectly competes with printed program guides. While Prevue Networks believes that its interactive products will serve as a compliment to its passive products, Prevue Channel may face competition from new interactive program guides being developed by the Company and its competitors.

Interactive Program Guide Services

     Prevue Interactive develops and markets interactive program guide services and software applications for use by cable television system operators and other Programming Distributors. These services provide continuously updated, on-screen text and graphic information, customized to deliver system-specific schedule and program promotion information to subscribers on demand.

     In 1992 the Company developed and began marketing Trakker, an interactive television technology that allowed viewers to retrieve, on demand, a continuously updated program guide along with sports, weather and other information services utilizing a small attachable processor. Prevue Interactive launched its first set-top based interactive program guide service, Quikvue, to cable subscribers in Marion, Indiana in late 1994. In that same year, Prevue Interactive began supplying its Prevue Express guide for Time Warner's Full Service Network trial in Orlando, Florida. In 1996, Prevue Interactive began providing its Prevue Interactive interactive program guide for use on General Instrument's DCT-1000 set-top converter.

     Prevue Interactive's ongoing operations, excluding the cost of patent litigation (See "Part I, Item 3--Legal Proceedings"), consist primarily of software and intellectual property development to achieve compatibility with new advanced analog and digital set-top converter platforms.

     Services. The Company offers interactive program guide services and software applications that enable customers to review program schedules and retrieve selected programming information on demand for display on their television sets. This information is stored in a set-top converter located in the viewer's home utilizing specialized software and is continuously updated with information distributed to the headend facility via satellite. The Company currently offers two categories of interactive services for use by Programming Distributors:
(i) basic interactive information services for use with set-top converter software applications of third parties and (ii) program guide and promotional services utilizing set-top converter software applications developed by Prevue Interactive.

     The Prevue Interactive service is an interactive on-screen program guide which utilizes set-top converter software applications developed by Prevue Networks allowing users access to the wide variety of programming choices available to them. Program listings may be viewed by time, channel or category or the listings can be scanned alphabetically. Prevue Interactive's functionality includes access to detailed program descriptions, parental control features, remind notices to viewers of the commencement of pre-selected programming and interfaces with VCR recording capabilities. Prevue Interactive also offers Programming Distributors a means by which to market their services and create brand loyalty with their viewers by offering the ability to include co-branding and configurable interfaces on various screens.

     The development and deployment of the hardware by third parties, which will be required to operate Prevue Interactive's interactive technology, cannot be predicted at this time nor can the response of Programming Distributors and their subscribers to Prevue Interactive's interactive technology or the likelihood of competitors succeeding with the same general concept, while using different technology. Furthermore, the Company's competitors or other parties may have developed or obtained, or may develop or obtain in the future, intellectual property rights, including patents, that the Company may need to implement its interactive technology.

     Competition. The Company anticipates that the market for such interactive services will be characterized by intense competition in the next few years. At least one other company, Gemstar International Group Limited ("Gemstar"), has developed and is marketing a variety of interactive services, including program guides, to be supplied through cable television systems by Gemstar or its wholly owned subsidiary, StarSight Telecast, Inc. ("StarSight"). The Company is currently engaged in litigation with StarSight with respect to certain patents held by StarSight relating to certain functions performed by interactive program guide services. See "Patents and Trademarks" and "Part I, Item 3--Legal Proceedings". The Company will also face competition from interactive services offered through a variety of other media, such as computer and telephone networks.

Interactive Prevue Guide ("IPG")

     On January 21, 1998, the Company, announced plans to combine
Prevue Network's interactive business with that of Gemstar's in a newly formed entity, IPG, which will be owned 51% by the Company and jointly controlled by UVSG and Gemstar.

     IPG will have rights to exclusively represent to video service providers an interactive program guide and related data, promotion and advertising, along with a collection of intellectual property and technology to be licensed to service providers by the Company, Gemstar and TCI Ventures Group. TCI Ventures Group, one of the TCI entities which owns the Company's common stock, is the owner of certain intellectual property rights that IPG will utilize to operate its interactive program guide. IPG will contract with the Company for affiliate sales, marketing, advertising sales, operations, billing and collections and customer service.

     In conjunction with the formation of IPG, a complete and final settlement of the litigation between the Company and StarSight is expected. However, the litigation has not yet been dismissed pending completion of the transaction with Gemstar, which is expected to occur by March 31, 1998.

Home Satellite Dish Services--Superstar

     Superstar markets and distributes programming to the C-band DTH satellite dish subscriber market through SNG, a joint venture formed effective April 1, 1996 to combine the retail C-band DTH satellite businesses of the Company's Superstar division and Liberty Media Corporation's ("Liberty's") Netlink division. Liberty is included within the Liberty Media Group, to which certain of TCI's ownership interests in the Company are also attributed. Prior to the formation of SNG, the Company's retail C-band DTH satellite dish business operated as a division of the Company.

     Effective February 1, 1998, Turner Vision, Inc. ("Turner Vision") contributed its retail C-band home satellite dish business' assets, obligations and operations to SNG. SNG is currently owned approximately 40% each by the Company and Liberty and approximately 20% by Turner Vision. On February 17, 1998, the Company announced plans to acquire Liberty's approximate 40% interest in SNG as part of a transaction subject to, among other things, stockholder approval. See "Liberty Media Transaction".

     Superstar also provides certain billing and telemarketing services to other companies in the C-band industry and has functioned as a service agent for DirecTV in the DBS market.

     The Company formed Superstar to sell WGN, WPIX and KTVT to the home satellite dish market shortly after the Company began scrambling its satellite-transmitted superstation signals in 1986. Two years later, Superstar started selling KTLA to the home satellite dish market. Through this evolution, Superstar evolved into a packager of programming, including that of other programmers, for sale to households with C-band home satellite dishes.

     Superstar's retail subscriber base has increased from approximately 150,000 at January 1, 1990 to SNG's level at February 28, 1998 of approximately 1.2 million. Approximately 750,000 of this increase in subscribers resulted from Liberty's Netlink division and Turner Vision joining SNG. Superstar believes that much of the remainder of its growth is attributable to the satellite transmission industry's utilization of a more secure scrambling system that has eliminated the piracy of satellite signals by some home satellite dish owners. Prior to the industry's use of these improved systems, many home satellite dish owners were easily able to circumvent the scrambling devices. The C-band DTH industry experienced rapid growth during this same period of time through 1995; however, with the continued expansion of cable systems and the introduction of DBS services, the C-band DTH industry is shrinking. During the year ended December 31, 1997, the industry decreased 7% to 2.1 million subscribers.

     Services. SNG acquires rights to market various satellite-transmitted programming, including services such as HBO, Starz!, ESPN and USA, to home satellite dish owners. SNG offers home satellite dish owners various packages of programming for 1-, 3-, 6- or 12-month subscription periods. Once a subscriber has ordered service by telephone, SNG transmits an authorization code to the customer's descrambler via satellite, allowing customers to receive programming within seconds after placing their order with SNG.

     Through its United Video Enterprise Solutions division ("UVES"), formerly called Business Services, Superstar provides certain call center services, billing services, software and subscriber management system services and markets ESPN to commercial establishments, such as bars and restaurants. In addition, Superstar has functioned as a service agent for DirecTV in the DBS market.

     In 1994, Superstar contracted to be a service agent, both directly and indirectly, for DirecTV in the DBS market, acting as the interface between certain authorized dealers and the companies for the sale of consumer programming. The agreements expired during 1997. In general, Superstar will continue to receive commissions on the programming sold through these dealers for a period of three years from the time the consumer began purchasing programming. Revenues, net of commissions paid, under these contracts were $12.9 million, $10.0 million and $4.0 million in 1997, 1996 and 1995, respectively. Net revenues earned under these contracts are expected to decline evenly, with the majority of the net revenues ending in mid-2000.

     Sales and Marketing. Approximately 79% of SNG's new subscribers are generated through direct sales, primarily as a result of advertising in industry publications and direct mail campaigns targeted toward existing home satellite dish owners. Through its telemarketing department, SNG also contacts by telephone and mail existing customers prior to the end of a subscription term in order to obtain renewals.

     SNG also markets its C-band DTH satellite dish services through satellite equipment dealers. While no significant number of new C-band home satellite dishes are being sold, these dealers often have relationships with existing home satellite dish owners. The dealer takes a customer's order and forwards it electronically to SNG, which then authorizes the customer's descrambler to receive programming. SNG pays the dealer an initial commission, as well as variable residuals during the lifetime of the customers' subscriptions.

     Competition. SNG competes with other large C-band DTH satellite dish program packagers, some of which are affiliated with well-known, large programmers and cable television system operators. Because a significant portion of SNG's sales are generated through home satellite dish dealers, SNG also competes for dealer relationships on the basis of commission rates and quality of service offered to the dealer and its customers. In addition, the C-band DTH satellite dish market faces competition from cable television as well as technologies such as DBS services, which were launched in 1994. DBS uses Ku-band digital frequencies that can be received by significantly smaller and less expensive receive terminals than those home satellite dishes that receive C-band analog frequencies. Because of the smaller dish size, DBS is more widely accepted than C-band DTH satellite dish systems in urban markets. The Company believes that the continued expansion of cable and DBS will serve to decrease the size of the C-band market in the short and long-term. However, due to the competitive nature of the C-band market, retail prices to the C-band consumer are lower than in cable and DBS, which provides incentive to existing C-band home satellite dish owners to keep their systems active.

Satellite Distribution of Video Entertainment Services--UVTV

     UVTV markets and distributes to Programming Distributors video and audio services such as superstations WGN (Chicago), WPIX (New York) and KTLA (Los Angeles), three of the four independent satellite-delivered television superstations in the United States.

     UVTV began satellite transmission of independent television station WGN-TV of Chicago as a superstation in 1978 for carriage on cable television systems. In 1979, UVTV became the first satellite carrier of a stereo audio service when it launched carriage of a Chicago-based classical music radio station. In 1984, UVTV launched UVTV/KTVT (Dallas) (since discontinued) and UVTV/WPIX (New York) as satellite services. In 1988, the Company began satellite distribution and marketing of KTLA as a West Coast superstation. UVTV began selling these superstations in the Canadian market in 1991 after regulatory changes allowed Canadian cable television systems to carry such services. UVTV also currently serves cable systems in Mexico and Central America. Through its Direct-to-Home division, UVTV markets satellite-transmitted WGN, WPIX and KTLA superstations to C-Band and DBS packagers in the home satellite dish industry.

     Services. On January 1, 1998, UVTV/WGN became the country's largest superstation in terms of subscribers when Turner Broadcasting Corporation's WTBS converted to a network. In 1998, UVTV/WGN will carry 92 Chicago Cubs and 52 Chicago White Sox baseball games, as well as 15 Chicago Bulls basketball games. UVTV/WGN also offers original programming, 26 hours per week of feature films and over 25 hours of children's programming weekly. UVTV distributes UVTV/WGN, UVTV/WPIX and UVTV/KTLA to Programming Distributors, primarily cable television systems and C-band and DBS DTH program packagers in the United States and Canada. In addition, UVTV markets Home and Garden Television and Univision to C-band program packagers.

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

     Sales and Marketing. The Company markets and sells UVTV's video and audio services to Programming Distributors through its UVNS subsidiary. UVTV's marketing strategy in the sales of WGN has been to manage the satellite-delivered service as a cable television network. As the U.S. cable television industry matures, sales of UVTV/WGN generally are made on a replacement basis due to channel capacity limitation, with UVTV/WGN replacing an existing, lesser viewed service carried by the customer's cable television system, or as a new channel as systems rebuild and add channel capacity. Historically, UVTV's growth of subscribers has come from within existing cable television systems as the number of subscribers within the cable universe has grown. The Company believes future growth may also result from telephone company entrance into the television programming market and from the expanding DBS market.

     Competition. UVTV faces competition from over 150 cable network suppliers, including other superstations, for limited channel capacity on cable television systems. Cable television systems must pay copyright payments to the Copyright Arbitration Royalty Panel when they receive and distribute satellite-transmitted television broadcasts, such as UVTV/WGN and other superstations, which is a separate less controllable cost than the bundled fee incurred and paid directly to the copyright holder when distributing a cable television network. These and other factors can influence a cable television system's decision as to whether to select UVTV/WGN for distribution.

      The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") grandfathers those superstation signals that were on satellite prior to May 1, 1991; however, it generally requires new entrants to the superstation satellite-transmission market to obtain retransmission consent from the broadcast station that they intend to retransmit. UVTV believes that these provisions of the 1992 Cable Act may create a barrier to the emergence of new superstations that would compete with UVTV/WGN and the other three existing superstations because it may be difficult to obtain retransmission consent from the stations at an economically feasible price. However, as all of UVTV's superstations were being retransmitted prior to that time, any person desiring to retransmit these superstations is exempt from retransmission consent requirements. Because UVTV's customers have entered into service agreements generally with a three-year initial term, UVTV believes its customers would not be able to change immediately to another company transmitting those superstations.

Software Development and Systems Integration Solutions--SSDS

     SSDS provides information technology consulting, integration and software development services in the form of business solutions for networked computing environments. Through its subsidiary company, Knowledge Workers, Inc., SSDS provides technical employee recruitment services

     SSDS commenced operations in February 1986. Initially, SSDS acted in a sub-contractor role on major network implementation projects for the federal government and large companies working in the defense industry. By 1992, SSDS began bidding more regularly as a prime contractor for both government and commercial opportunities.

     SSDS currently markets its services to three primary market segments: (a) commercial, (b) state and local government (including the K-12 education market), and (c) defense-related agencies of the U.S. Government. In the commercial segment, SSDS currently concentrates on organizations in the telecommunications, financial services and utilities industries. The defense market segment is focused on those organizations that view networked systems and the benefits they provide as critical factors in the success of their organizations. During the twelve months ended December 31, 1997, the commercial, state and local and defense market segments represented 35%, 11% and 45%, respectively, of SSDS' total revenues. Knowledge Workers, Inc. generated 9% of SSDS' revenue total.

     Services. SSDS provides information technology consulting, integration and software development to allow clients to achieve competitive advantages by enhancing the loyalty of their customers, employees and business partners. Generally, SSDS' larger contracts in the state and local sector and defense segments of its business range in duration from one to seven years, subject to certain non-renewable provisions. Its contracts in the commercial segment of its business are generally of shorter duration (one day to one year), with the opportunity to extend the contract upon the satisfaction of the client.

     Competition. The information technology and systems integration field is highly fragmented and competitive and is comprised of a substantial number of participants, many of which are much larger than SSDS. The competitive market includes many small, niche-oriented consulting firms and many large consulting and computer equipment companies that also offer professional services.

Satellite Transmission Services for Private Networks--SpaceCom

     SpaceCom provides point-to-multipoint audio and data satellite transmission services for various customers throughout North America, including radio programmers, paging network operators, financial information providers, news services and other private business networks. In general, SpaceCom purchases long-term satellite transponder capacity "in bulk", subdivides it into a number of smaller channel units and resells these units using its value-added transmission services, FM Squared, FM Cubed and HyperCubed, all of which were developed by SpaceCom.

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

     Services. SpaceCom leases two C-band and two Ku-band satellite transponders on which it transmits audio and data for its customers. The customer's audio and data is transmitted from the Company's uplink facility to a satellite transponder using FM Squared, FM Cubed or HyperCubed technology and is retransmitted to satellite receive dishes at a customer's or their subscribers' multiple locations.

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

     Sales and Marketing. SpaceCom markets "turn-key" satellite based communications networks, which require little maintenance or intervention by the customer other than coordination of the receive hardware for its network end users. SpaceCom currently markets and sells its services primarily to the radio, paging and financial information network markets. SpaceCom's customers sign contracts for initial terms of typically five years or greater, often through the end of life on the satellite. Approximately 51% of SpaceCom's 1997 revenues were attributable to paging customers.

     As of December 31, 1997, SpaceCom's two C-band FM Squared transponders were occupied to approximately 72% of capacity and its Ku-band FM Squared transponder was filled to approximately 65% of capacity. SpaceCom's Ku-band FM Cubed satellite transponder was operating at approximately 95% of capacity. SpaceCom believes these transponders will satisfy its capacity requirements through 1999 and is focusing on sales of its HyperCubed services and equipment to take advantage of existing transponder capacity and this technology. The HyperCubed service resides on the same transponder as the Ku-band FM Squared service.

     Competition. SpaceCom competes with a number of other companies in the one-way point-to-multipoint satellite distribution business.
Its major competition comes from satellite receive hardware manufacturers, which encourage potential users to build self-supporting satellite facilities instead of purchasing satellite service. SpaceCom's business model is unique to the industry, selling both the satellite service and the associated hardware for its FM Cubed and HyperCubed products. The FM Cubed and HyperCubed systems use proprietary, custom-programmed application specific integrated circuits that are difficult and expensive to reverse engineer. In addition, SpaceCom has two patents covering certain aspects of its FM Cubed and HyperCubed technology. However, there can be no assurances that these patents will afford SpaceCom significant protection against competitors with similar products or technology. SpaceCom also competes with two-way satellite communication network service providers as well as telephone companies, although it believes its point-to-multipoint technology is less expensive for customers with a large number of sites that do not require two-way communication capabilities.

Liberty Media Transaction

     On February 17, 1998, the Company announced plans to acquire Liberty's approximate 40% interest in SNG and Liberty's business that distributes to cable television systems and other multi-channel video distributors four network affiliates, one public broadcast station and one independent television station, collectively known as Denver 6, and certain other programming interests as part of a transaction subject to, among other things, shareholder approval. The transaction will be effected on a tax-free basis, with UVSG issuing 6,375,000 shares of Class A Common Stock, all of which shares will be attributed to Liberty Media Group. As a result of this transaction, TCI's aggregate equity and voting interest in UVSG will increase to approximately 77% and 94%, respectively, consisting of TCI Ventures Group's equity and voting interests in UVSG of 48% and 85%, respectively, and Liberty Media Group's equity and voting interests in UVSG of 29% and 8%, respectively.

Research and Development

     Company-sponsored research and development activities charged against pre-tax earnings were $7.5 million, $5.4 million and $3.7 million in 1997, 1996 and 1995, respectively.

Regulation

     The satellite transmission, cable and telecommunications industries are subject to federal regulatory conditions, including FCC licensing and other requirements. The industry is also often subject to extensive regulation by local and state authorities. While most cable and telecommunication industry regulations do not apply directly to UVSG, they affect Programming Distributors, the primary customer for UVSG's products and services. In the past, uncertainty about proposed or even rumored regulatory changes has occasionally caused UVSG's programming distributor customers to postpone purchasing decisions and actions. UVSG monitors pending legislation to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

     Copyright Matters. Under the "cable compulsory license" provisions of the Copyright Act of 1976 (the "Copyright Act"), Programming Distributors are required to pay copyright fees that arise from their reception and distribution of satellite-transmitted television broadcasts such as WGN and other superstations. These provisions also grant an exemption which allows UVTV to transmit and market its superstations without agreements with, or copyright payments to, the broadcast station or the program owners. The cable television systems that carry the superstation broadcasts are responsible for paying copyright fees to the United States Copyright Office, a federal copyright fee collection agency. Legislation has been recommended from time to time to repeal the cable compulsory license provision, although no such legislation has been passed by Congress. Similar legislation may be discussed and possibly introduced in the near future to consider "reform" of the cable compulsory license, and if adopted, such legislation could hinder or prevent UVTV from marketing superstation services such as WGN.

     The Copyright Act and U.S. Copyright Office regulations generally impose a significantly higher copyright fee on cable television systems in certain markets for carrying more than two distant independent television stations. This copyright fee structure limits the extent to which cable television systems are able to carry superstations.

     Satellite Home Viewer Act of 1988. The Satellite Home Viewer Act of 1988 (the "SHVA") provides for a "home satellite dish compulsory copyright license" for the retransmission of network and superstation signals and programming to the home satellite dish market. Under the terms of the SHVA, satellite carriers, such as UVTV, are responsible for paying copyright fees to the U. S. Copyright Office which acts as a federal copyright fee collection agency for the sale of superstation signals to home satellite dish owners. On October 27, 1997, the Librarian of Congress ("Librarian") finalized his decision to accept the Copyright Arbitration Rate Panel's ("CARP") recommendation that copyright fees for direct-to-home satellite carriage of superstations and distant network television broadcast signals be raised to $0.27 per subscriber, per month. The CARP also recommended that these increases be retroactive to July 1, 1997; however, the Librarian ruled to effect the change January 1, 1998. Superstation copyright fees previously ranged from $0.14 to $0.175 per subscriber, per month while network affiliate fees approximated $0.06 per subscriber, per month. Several programming packagers of home satellite services, such as SNG, and distributors of programming to C-band DTH programming packagers, such as UVTV, have announced price increases to cover the increase in the copyright fee. Accordingly, the Company anticipates that it may also be able to pass the increases on to customers of both SNG and UVTV. Effective January 1, 1998, SNG increased the rates charged to its retail customers to cover the increased copyright, limiting its exposure to the remaining subscription period for those customers who purchased programming in advance for more than one month. In addition, on that same date, UVTV increased the rates charged to its wholesale C-band customers. Therefore, the copyright fee increases are not expected to have a material adverse effect on the Company's financial position or results of operations in the near term. However, the increased overall cost of receiving a superstation resulting from the increased copyright fees could impact purchasing decisions made by program packagers and marketers of programs to the DTH industry. The Satellite Home Viewer Act of 1994 extended the home satellite dish compulsory license, which had been scheduled to expire on December 31, 1994, through the end of 1999. UVSG and others are actively involved in legislative efforts to make the satellite license permanent, and legislation to that effect has been introduced in Congress.

     SHVA prohibits the retransmission by a satellite carrier of a television broadcast signal of a network television station to households that receive a Grade B intensity over-the-air signal of a television broadcast station affiliated with such network and to households that receive (or within the past 90 days had received) through a cable system the signal of a television station affiliated with such network. While SNG is not a satellite carrier, certain programming sold by SNG, such as Denver 6 and PrimeTime 24, is subject to these rules. The broadcast networks and their affiliates have commenced infringement actions against certain satellite carriers for violation of the network service restrictions. Negotiations are continuing between certain satellite carriers, the National Association of Broadcasters, certain network-affiliated television stations and their respective affiliate associations. As a result of these negotiations, it is likely that the network service restrictions will be more clearly defined through the adoption of a "red zone/green zone" plan which could restrict SNG's ability to sell network television station signals into certain markets.

     1992 Cable Act. In October 1992, Congress enacted the 1992 Cable Act, which provided a comprehensive regulatory framework for the operation of cable television systems, including substantial rate regulation for most cable television systems in the United States. Pursuant to the 1992 Cable Act, the FCC adopted regulations with respect to rates charged for certain cable television services and for equipment to receive those services. Regulations and policies adopted by the FCC under the 1992 Cable Act may impair UVSG's ability to offer competitive rates and volume discounts on certain of its products and services and may affect the rates charged by Superstar to home satellite dish programming packagers.

     Telecommunications Act of 1996. In February 1996, Congress enacted the Telecommunications Act of 1996, which provides for substantial deregulation of both the cable and telephone industries, allowing each to compete with the other in local market areas.
Electric utilities also are authorized to enter the telecommunications industries. While there are no provisions in the Telecommunications Act of 1996 which materially affect the Company directly, it is intended to create more competition and less regulation within the video services marketplace. If this competition develops as intended, it, in turn, could increase the number of homes capable of receiving video services which would result in an increase in the potential market for the Company's services. Since regulatory rulemaking is required before actual changes begin in the marketplace, and since this rulemaking process requires time to complete, the effects on the markets that the Company serves have been minimal and are expected to be minimal in 1998. The Company cannot predict the ultimate impact of this legislation or future legislative changes on the Company.

Patents and Trademarks

     The Company has two United States patents expiring in 2010 and 2012 concerning certain aspects of SpaceCom's transmission technology, including FM Cubed. In addition, the Company owns two United States patents expiring in 2014 which concern aspects of Prevue Network's interactive program guide services, as well as 21 pending patent applications applicable to its services. The Company cannot at this time determine the significance of these patents, or future patents, if issued, to its business. The Company also holds a United States patent relating to certain electronic circuit card connector technology, which expires in 2012, and one-way, point-to-multipoint facsimile transmission by satellite, which expires in 2009. The Company is not currently pursuing development of the facsimile transmission technology.

     Some of the businesses in which the Company is engaged are highly patent-intensive. Many of the Company's competitors have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by the Company. The Company is currently engaged in the development of a variety of more advanced interactive television program guide services, including a high-end service that would allow, among other things, a subscriber to advance from the guide screen to a desired program selection and would offer certain VCR programming capabilities. There can be no assurance that any such services developed by the Company would not be found to infringe patents that are currently held or may be issued to others. The Company is currently engaged in litigation with StarSight relating to certain patents held by StarSight covering certain functions performed by interactive program guide services. In January 1998, the Company and Gemstar announced the formation of a joint venture, which transaction includes the settlement of the Company's litigation with StarSight. The litigation has not yet been dismissed pending the closure of the transaction with Gemstar. If the transaction were not to close and the Company is not successful in its litigation with StarSight, the Company may be required to obtain a license to develop and market one or more of its services, to cease developing or marketing such services or to redesign such services.
See "Part I, Item 3--Legal Proceedings".

     The Company holds U.S. and foreign registrations for numerous trademarks and service marks, including the word marks Prevue, Prevue Express, Superstar and FM Cubed. The Company also holds registrations for a variety of design marks.


Employees

     As of December 31, 1997, UVSG had approximately 1,500 employees, including approximately 330 employees of SSDS. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company owns the Chicago International Teleport (the "Teleport"), a 15-acre satellite traffic and uplink facility located approximately 20 miles south of Chicago. The Teleport operates seven transmit/receive antennas and has the capacity to add many more. These antennas are used to transmit or receive video, audio and data to and from various satellites for UVSG and its customers. The Teleport also has 28 receive-only antennas. The Company also operates an uplink in Tulsa for its Prevue Channel which allows real-time promotional inserts into the video portion of its service. In addition, the Company leases uplink station facilities in other cities as needed. Information is generally delivered to the uplink transmit station via satellite, dedicated telephone or fiber optic lines and is usually scrambled at the uplink transmit site to avoid unauthorized receipt.

     The Company leases a total of ten transponders on several different satellites owned and operated by various satellite companies. Lease payments for a single transponder range from $33,000 to $200,000 per month, depending upon the location of the satellite, the satellite's footprint, the date of the lease and the power of the satellite. Certain of the transponder leases are for fixed terms while others have terms through the operational life of the respective satellite. The transponder leases are expected to expire between 2000 and 2005. The Company has contracted for backup transponder space for two of its primary transponders, should they fail. These primary transponders, and four others, are also contractually protected from pre-emption. The remainder of the Company's transponder space is subject to pre-emption, although no pre-emption has occurred to date. The Company believes there is a reasonably sufficient quantity of appropriate transponder space available to satisfy its needs for the foreseeable future.

     The Company leases approximately 220,000 square feet of office space in Tulsa, Oklahoma for its headquarters under long-term leases expiring in 1999 and 2003 for approximately 1,100 employees providing services to Prevue Networks, including Sneak Prevue LLC, Prevue Interactive, Superstar, including SNG, UVTV and SpaceCom. Prevue Networks' uplink facility is also at the Tulsa location.

     SSDS owns a 30,000 square foot facility in Englewood, Colorado that serves as the principal headquarters for administration, sales and marketing, business development and service technology. The facility is currently two-thirds occupied, leaving room for future expansion. SSDS also leases offices in 12 cities throughout the United States with leases ranging from a month-to-month basis to terms of up to seven years.

ITEM 3.    LEGAL PROCEEDINGS

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight, now a wholly owned subsidiary of Gemstar, bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 16, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. In December 1995, StarSight moved to amend its complaint to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. The trial is currently in adjournment. Discovery and trial of all other issues has been stayed. On December 13, 1996, the Court held a status conference at which time the parties reported that settlement had not been reached. In January 1998, the Company and Gemstar announced the formation of a joint venture, which transaction includes the settlement of the Company's litigation with StarSight. The litigation has not yet been dismissed pending the closure of the transaction with Gemstar. Were that transaction not to close, there can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's Prevue Interactive subsidiary and the future financial position or results of operations of the Company.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, Illinois has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending. If the Company's motion is not granted, it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $3.8 million.

     On June 2, 1997, a lawsuit was filed in the federal district court for the district of Connecticut against the Company by one of its mass marketers who claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. Discussions to resolve these matters are on going. On June 11, 1997, the court denied the marketer's motion for a temporary restraining order, and on October 10, 1997, denied the marketer's motion for a preliminary injunction. The marketer has appealed the latter ruling to the United States Court of Appeals for the Second Circuit, and that appeal is currently pending. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1997.



EXECUTIVE OFFICERS OF THE REGISTRANT


     The following table identifies executive officers of the Company and sets forth their respective ages and positions with the Company.


     Gary S. Howard    . . . . . 47     Chairman of the Board of
                                          Directors and Chief Executive
                                          Officer
     Peter C. Boylan III   . . . 34     President, Chief Operating
                                          Officer and Director
     Charles B. Ammann . . . . . 43     Senior Vice President and
                                          General Counsel
     Craig M. Waggy  . . . . . . 39     Senior Vice President and
                                          Chief Financial Officer
     Toby DeWeese  . . . . . . . 37     Vice President Corporate
                                          Development

     Set forth below is a description of the backgrounds of the executive officers of the Company:

     Gary S. Howard joined the Company in June 1997 as Chairman of the Board of Directors and Chief Executive Officer. Mr. Howard was named President and Chief Executive Officer of TCI Ventures Group, LLC, a subsidiary of TCI, in December 1997 and has served as President and Chief Executive Officer of TCI Satellite Entertainment, Inc. since December 1996. Mr. Howard served as President of the Company from June 1997 to August 1997, Senior Vice President in charge of Mergers and Acquisitions of TCI Communications, Inc. ("TCIC") from October 1994 to December 1996 and as Vice President of TCIC from December 1991 through October 1994.

     Peter C. Boylan III joined the Company in October 1994 as Executive Vice President and Chief Financial Officer. He was elected a Director in July 1995, Chief Operating Officer in December 1996 and President in August 1997. Beginning in 1992, Mr. Boylan served with Hallmark Cards, Inc. in its Corporate Development and Strategy Group, focusing primarily on the communications and entertainment industries.

     Charles B. Ammann joined the Company in January 1996 as Senior Vice President and General Counsel. Mr. Ammann is responsible for the Company's legal, human resources, risk management, facilities and legislative affairs. From 1990 until he joined the Company, Mr. Ammann served as Vice President of Administration and General Counsel for Flint Industries, Inc., a privately-held company engaged in general contracting of commercial and industrial construction, oil and gas pipeline construction, oilfield services and construction management services.

     Craig M. Waggy joined the Company in 1995 as Vice President of Finance and Treasurer and in 1997 was promoted to Senior Vice President and Chief Financial Officer. Mr. Waggy is responsible for the Company's accounting, finance and information technology functions. Prior to joining the Company, he was a Senior Manager with Ernst & Young LLP.

     Toby DeWeese joined the Company in September 1997 as Vice President of Corporate Development. From 1990 until he joined the Company, Mr. DeWeese held several positions at TCI, including Director of Primestar Development from November 1991 to March 1993, Vice President of Sales and Distribution for Primestar by TCI from April 1993 to October 1995, Vice President of Business Development and Technology for Netlink from November 1995 to May 1997 and Vice President of Operations for the National Digital Television Center from May 1997 to September 1997.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

     The Company's Class A Common Stock is traded on the Nasdaq
National Market tier of The Nasdaq Stock Market under the symbol UVSGA.

     High and low sales prices of the Company's Class A Common Stock, as reported on the Nasdaq National Market, are as follows:





                                    Market Price (1)
                         -------------------------------------
                              1997                    1996
     Quarter ended       High      Low           High      Low
     -------------       ----      ---           ----      ---

     March 31           $20.25   $13.50         $23.50    $12.13
     June 30            $21.00   $14.00         $24.50    $17.38
     September 30       $28.75   $19.75         $23.00    $17.25
     December 31        $31.50   $24.25         $21.00    $12.75


    (1) Adjusted for two-for-one stock split effected in the form of a stock dividend to stockholders of record on February 22, 1996. See Note 11 of Notes to Consolidated Financial Statements.


Holders

     At March 4, 1998, the Company had 119 holders of record of its Class A Common Stock (representing approximately 4,200 beneficial stockholders) and one holder of record of its Class B Common Stock.


Dividends

     No cash dividends were declared or paid during 1997 or 1996.

     The Company currently intends to retain all earnings for the continued development and growth of its business and has no plans to pay cash dividends in the future. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, business conditions and other factors that the Board of Directors deems relevant. The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 1,000,000 shares of the Company's Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED CONSOLIDATED FINANCIAL DATA
                (In thousands, except per share data)


     The following selected consolidated financial data for each of the five years in the period ended December 31, 1997 are derived from audited consolidated financial statements of the Company. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the Notes thereto and other financial information included herein.

                                     Year Ended December 31,

                          1997    1996(1)    1995      1994     1993
                          ----    ------     ----      ----     ----

Income Statement Data:
Revenues                $507,598 $437,168  $262,919  $196,679 $114,384
Operating expenses       422,254  381,948   224,503   170,315  104,149
                        -------- --------  --------  -------- --------
Operating income          85,344   55,220    38,416    26,364   10,235
Other income (expense),
  net                      4,090    1,684      (484)      (72)  (1,894)
                        -------- --------  --------  -------- --------

Income from continuing
  operations before
  income taxes and
  minority interest       89,434   56,904    37,932    26,292    8,341
Provision for income
  taxes(2)               (25,892) (17,122)  (14,483)   (9,985)  (1,082)
Minority interest in
  earnings               (17,782)  (9,698)     (277)       --       --
                        -------- --------  --------  -------- --------
Income from continuing
  operations(2)         $ 45,760 $ 30,084  $ 23,172  $ 16,307 $  7,259
                        ======== ========  ========  ======== ========

Earnings per share
  (2)(3):
    Basic               $   1.25 $   0.84  $   0.65  $   0.46
    Diluted                 1.24     0.82      0.64      0.46


Cash dividends declared
  per common share (4)  $     -- $     --  $     --  $     -- $     --

                                         December 31,
                        ----------------------------------------------
                        1997      1996      1995       1994      1993
                        ----      ----      ----       ----      ----
Balance Sheet Data:
Current assets        $210,662  $159,837  $ 97,581   $ 83,738  $ 63,320

Total assets           294,452   250,104   185,880    147,048   119,136
Current liabilities    158,502   159,179    85,464     74,410    60,852

Long-term obligations   20,815    22,935    28,261     29,510    31,276
Total stockholders'
 equity                111,994    64,160    69,093     43,128    27,008


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

(2) The Company closed an initial public offering of Class A Common Stock on November 26, 1993. Immediately prior to the closing, the Company completed a series of transactions pursuant to which certain affiliated corporations were merged or otherwise became wholly owned subsidiaries of UVSG (the "Reorganization"). Prior to that date, UVSG and certain of these affiliated corporations operated under Subchapter S of the Internal Revenue Code and comparable provisions of applicable state income tax laws. Had UVSG and each of the entities that became wholly owned subsidiaries of UVSG been subject to federal and state income taxes during the entire year ended December 31, 1993, the provision for federal and state income taxes and income from continuing operations, both on a pro forma basis, would have been $3,170,000 and $5,171,000, respectively, resulting in earnings per share of $0.16 basic and $0.16 diluted.

(3) Earnings per share have been restated for all periods presented to reflect the adoption of Statement of Financial Accounting
     Standards No. 128, "Earnings Per Share". See Note 2 of Notes to Consolidated Financial Statements.

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

     The following table sets forth certain financial information for the Company and each of the businesses operated by it during the years ended December 31, 1997, 1996 and 1995.


                                    Year Ended December 31,
                              1997            1996            1995
                         -------------   -------------   -------------
                         Amount     %    Amount     %    Amount     %
                         ------   ----   ------   ----   ------   ----
                                        (In thousands)

Revenues:
 Prevue
  Networks (1)         $ 62,956   12%  $ 49,636    11%  $ 39,701   15%
 Superstar (2)(3)       350,490   69    301,640    69    156,406   59
 UVTV (3)                40,931    8     38,188     9     39,513   15
 SSDS (4)                42,134    8     36,161     8     17,978    7
 SpaceCom                17,682    4     15,636     4     12,362    5
 Other/Eliminations      (6,595)  (1)    (4,093)   (1)    (3,041)  (1)
                       --------  ---   --------   ---   --------  ---
 Total                 $507,598  100%  $437,168   100%  $262,919  100%
                       ========  ===   ========   ===   ========  ===


EBITDA (5):
 Prevue
  Networks (1)         $ 22,408   21%   $ 15,960   22%  $ 10,707   21%
 Superstar (2)(3)        49,281   47      32,525   45     14,418   29
 UVTV (3)                27,808   27      23,461   33     22,806   45
 SSDS (4)                   718    1      (3,198)  (4)     1,757    4
 SpaceCom (6)             4,950    5       3,253    4        497    1
 Other/Eliminations      (1,170)  (1)       (458)  --         --   --
                       --------  ---    --------  ---    -------  ---
 Total                 $103,995  100%   $ 71,543  100%  $ 50,185  100%
                       ========  ===    ========  ===   ========  ===

Operating income(loss):
 Prevue
  Networks (1)         $ 13,889   16%   $  8,410   15%  $  5,099   13%
 Superstar (2)(3)        46,073   54      30,328   55     12,944   34
 UVTV (3)                25,419   30      20,995   38     20,309   53
 SSDS (4)                (2,376)  (3)     (5,894) (10)       692    2
 SpaceCom (6)             3,509    4       1,839    3       (628)  (2)
 Other/Eliminations      (1,170)  (1)       (458)  (1)        --   --
                       --------  ---    --------  ---   --------  ---
 Total                 $ 85,344  100%   $ 55,220  100%  $ 38,416  100%
                       ========  ===    ========  ===   ========  ===


Consolidated
 depreciation and
 amortization          $ 18,651         $ 16,323        $ 11,769
Consolidated capital
 expenditures            10,238           14,427          12,101
Net cash provided by
 operating activities    77,986           51,111          33,534

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

(3) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results in the above tables for 1996 and 1995 have been restated to conform to the current period presentation. Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates not been in effect during 1997, UVTV's revenue, EBITDA and operating income would have been approximately $2.3 million lower and Superstar's EBITDA and operating income would have been approximately $2.3 million higher.

(4) The amounts shown in the above tables for SSDS represent SSDS's revenues, EBITDA and operating income included in the Company's consolidated results of operations. The Company increased its ownership interest in SSDS to 70% on July 20, 1995. Prior to that date, the Company accounted for its investment in SSDS under the cost method. Operating results of SSDS for each of the three years in the period ended December 31, 1997, are discussed in Results of Operations.

(5) EBITDA represents operating income, plus depreciation and amortization. Financial analysts generally consider EBITDA to be an appropriate measure of performance in the industries in which the Company operates. EBITDA does not take into account substantial costs of doing business, such as depreciation and amortization, income taxes and interest expense, and should not be considered as an alternative to net income or to cash flow or to any other generally accepted accounting principles measure of performance, liquidity or financial position.

(6) Amounts include operating costs and expenses of $924,000 incurred during 1995 for SpaceCom's subsidiary, DirectCom Networks, Inc. ("DirectCom"). DirectCom's operations were terminated during the fourth quarter of 1995.

Results of Operations

Consolidated

     Revenues for 1997 were $507.6 million, compared to $437.2 million in 1996 and $262.9 million in 1995. Revenues were up $70.4 million, or 16%, in 1997, compared to 1996, primarily due to $39.5 million of additional revenues attributable to the retail operations of Liberty Media Corporation's Netlink division ("Netlink") which were combined with those of Superstar's retail operations effective April 1, 1996; increased advertising and service fee revenues by Prevue Networks; revenues from system integration services of SSDS; and growth in retail revenue by Superstar. Revenues were up $174.3 million, or 66%, in 1996, compared with 1995, primarily due to $121.0 million of additional revenues attributable to the retail operations of Netlink; revenues from system integration services of SSDS, which was acquired in 1995; growth in the number of satellite programming packages sold and commission revenues from acting as a service agent in the DBS market by Superstar; and increased advertising revenues by Prevue Networks.

     Operating expenses were $422.3 million for the year ended December 31, 1997, compared to $381.9 million in 1996 and $224.5 million in 1995. Operating expenses increased $40.4 million, or 11%, in 1997 over those in 1996 primarily due to $35.9 million of additional expenses attributable to Netlink and increased personnel costs resulting from the growth in Prevue Networks. Operating expenses increased $157.4 million, or 70%, in 1996, compared with 1995, primarily due to $109.8 million of additional expenses attributable to Netlink, operating expenses of SSDS (which were not consolidated in the prior year) and increased personnel costs resulting from the growth in Prevue Networks and Superstar. In addition, operating expenses for the year ended December 31, 1996 included approximately $3.1 million of expenses associated with severance costs.

     Interest income was $5.9 million in 1997, compared to $3.4 million in both 1996 and 1995. The increase in interest income in 1997 was primarily attributable to higher cash balances compared to 1996. Interest income in 1996 remained unchanged from that in 1995 as the positive impacts of higher cash balances were offset by lower interest rates.

     Other expenses for 1997 totaled $71,000, compared to $244,000 in 1996 and $1.9 million in 1995. Included in other expenses during 1995 were $1.7 million of nonrecurring expenses associated with the merger between the Company and TCI.

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 36% in 1997, relatively unchanged from 37% in 1996 and 38% in 1995.

     Minority interest in earnings for the year ended December 31, 1997 was $17.8 million compared to $9.7 million in 1996 and $277,000 in 1995. Minority interest represents that portion of earnings attributable to the 50% minority ownership in SNG, the 30% minority ownership in SSDS and the 28% minority ownership in Sneak Prevue LLC. SNG and Sneak Prevue LLC were formed during 1996. The Company's 70% interest in SSDS was acquired in July 1995. The increase in minority interest in earnings of $8.1 million, or 84%, from 1996 to 1997 and $9.4 million from 1995 to 1996 was primarily attributable to Netlink's inclusion in the consolidated operating results of the Company for twelve months in 1997 and nine months in 1996, coupled with increased earnings of SNG.

Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the years ended December 31, 1997, 1996 and 1995:

                                      Year ended December 31,
                               1997    Change   1996    Change   1995
                               ----    ------   ----    ------   ----
                                          (In thousands)

     Revenues                $62,956    27%    $49,636   25%   $39,701
     Operating expenses,
       before depreciation
       and amortization       40,548    20%     33,676   16%    28,994
                             -------           -------         -------
     EBITDA                   22,408    40%     15,960   49%    10,707
     Depreciation and
       amortization            8,519    13%      7,550   35%     5,608
                             -------           -------         -------
     Operating income        $13,889    65%    $ 8,410   65%   $ 5,099
                             =======           =======         =======

     EBITDA margin
       percentage              36%                32%             27%
     Operating margin
       percentage              22%                17%             13%

     Prevue Networks' revenues for 1997 were $63.0 million, compared to $49.6 million in 1996 and $39.7 million in 1995. The increase in revenues in 1997 of $13.4 million, or 27%, over those in 1996 was principally attributable to national advertising revenues, which grew $8.0 million, or 35%, due to higher rates and expanded air time. In addition, domestic service fee revenues attributable to Prevue Channel and Sneak Prevue increased $3.0 million, or 18%, and $1.8 million, or 26%, respectively, in 1997 compared to 1996. Domestically, Prevue Channel subscriber counts increased by 3.4 million, or 8%, to 47.5 million during 1997 and subscribers receiving Sneak Prevue increased by
1.2 million, or 3%, to 35.4 million. The increase in Sneak Prevue revenue resulted primarily from the formation of Sneak Prevue LLC, a new consolidated subsidiary of the Company into which were combined Sneak Prevue and The Barker, a similar product to Sneak Prevue which was previously offered by Starnet, in September 1996. The increase in revenues in 1996 of $9.9 million, or 25%, over those in 1995 was due to increased national advertising revenues resulting from higher rates and growth in measured viewership combined with increases in domestic service fee revenues. Advertising revenues increased by $5.9 million, or 35%, in 1996 over those in 1995. Domestic service fee revenues attributable to Prevue Channel and Sneak Prevue increased by $2.7 million, or 19%, and $900,000, or 15%, respectively, in 1996 compared to 1995. Prevue Channel subscriber counts increased by 4.5 million, or 12%, during 1996 and subscribers receiving Sneak Prevue increased during 1996 by 7.8 million, or 30%, primarily due to the formation of Sneak Prevue LLC.

     Operating expenses, excluding depreciation and amortization, were $40.5 million in 1997, compared to $33.7 million and $29.0 million in 1996 and 1995, respectively. The increase in operating expenses, before depreciation and amortization, of $6.8 million, or 20%, in 1997 was due to the addition of new personnel required to support increased sales volumes and data collection, the roll-out of Prevue Interactive to over 600 locations and costs associated with Prevue Channel's new format. The increase in operating expenses, before depreciation and amortization, of $4.7 million, or 16%, in 1996 as compared to the previous year was due to the addition of new personnel required to support increased sales volumes, increased interactive product development costs and severance costs associated with former executives partially offset by a reduction in StarSight litigation costs which were approximately $1.3 million in 1996 compared to $2.3 million in 1995 (See Note 13 of Notes to Consolidated Financial Statements).

     Depreciation and amortization in 1997 was $8.5 million, an increase of $969,000, or 13%, over that in 1996. Depreciation and amortization in 1996 increased $1.9 million, or 35%, over that in 1995. The increase in depreciation and amortization in both 1997 and 1996 over the prior years' was a result of the acquisition of additional assets, including customer control units necessary to support the various Prevue products, assets to support additional personnel and the assets acquired in the Sneak Prevue LLC joint venture.

     On January 21, 1998, the Company announced plans to combine Prevue Networks' interactive business with that of Gemstar in a newly formed entity, Interactive Prevue Guide ("IPG"), which will be jointly controlled by UVSG and Gemstar. The initial scope of IPG's operations will be to offer interactive program guides and related data and advertising to multi-channel video programming distributors, along with a collection of intellectual property and technology to be licensed to service providers by the Company, Gemstar and TCI Ventures Group. TCI Ventures Group, one of the TCI entities which owns the Company's common stock, is the owner of certain intellectual property rights that IPG requires to operate its interactive program guide. To date, Prevue has not generated any significant revenues from its interactive products as the cable television industry has not yet invested in and deployed a significant number of set-top boxes capable of supporting an interactive program guide. The Company believes that IPG has the potential to yield significant revenues in the future. However, at this time, the development and deployment of hardware required to support IPG's interactive technology, the impact of competition and the impact of intellectual property rights potentially held by others that IPG could need to implement its interactive technology cannot be predicted.

Superstar

     The following table sets forth certain financial information for Superstar for the years ended December 31, 1997, 1996 and 1995:

                                        Year ended December 31,
                           1997(1)(2) Change   1996(1)  Change  1995(1)
                           ---------  ------   ------   ------  ------
                                            (In thousands)

     Revenues               $350,490    16%   $301,640    93%  $156,406
     Operating expenses,
       before depreciation
       and amortization      301,209    12%    269,115    90%   141,988
                            --------          --------         --------
     EBITDA                   49,281    52%     32,525   126%    14,418
     Depreciation and
       amortization            3,208    46%      2,197    49%     1,474
                            --------          --------         --------
     Operating income       $ 46,073    52%   $ 30,328   134%  $ 12,944
                            ========          ========         ========

     EBITDA margin
       percentage               14%              11%              9%
     Operating margin
       percentage               13%              10%              8%


     (1) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results in the above table for 1996 and 1995 have been restated to conform to the current period presentation.

     (2) Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates not been in effect during 1997, Superstar's EBITDA and operating income would have been approximately $2.3 million higher.

     Revenues generated by Superstar during 1997 were $350.5 million, compared to $301.6 million in 1996 and $156.4 million in 1995. The increase in revenues in 1997 of $48.9 million, or 16%, over those in 1996 was largely due to $39.5 million of additional revenues attributable to the retail operations of Netlink, which were combined with those of Superstar's retail operations into a new consolidated subsidiary, SNG, effective April 1, 1996, as well as growth in commission income earned as a service agent for program suppliers in the DBS market and growth in retail revenue earned by SNG. Commission revenues, from acting as a service agent in the DBS market, increased by approximately $2.0 million in 1997 over those in 1996. The contracts governing the commissions earned as a service agent in the DBS market expired in 1997; however, Superstar will continue to earn a declining level of commissions, generally through July 2000, on subscribers previously interfaced through Superstar. Average revenue per retail subscriber increased during 1997 compared to 1996, the impact of which was partially offset by a reduction in subscribers of approximately 69,000, or 7%, to 892,000. The industry decreased 7% to
2.1 million subscribers during the same period.   The increase in
revenues in 1996 of $145.2 million, or 93%, over those in 1995 was primarily due to $121.0 million of additional revenues attributable to the retail operations of Netlink, as well as growth in commission income earned as a service agent for program suppliers in the DBS market. Retail subscribers purchasing programming directly from SNG increased during 1996 by approximately 34,000, or 4%, to 961,000 while the industry decreased 4% to 2.3 million subscribers during the same period. The increase in subscribers was attributable to the purchase of Jones Satellite on August 1, 1996, which resulted in the addition of approximately 36,000 subscribers.

     Operating expenses, excluding depreciation and amortization, were $301.2 million in 1997, compared to $269.1 million and $142.0 million in 1996 and 1995, respectively. The increase in operating expenses, before depreciation and amortization, of $32.1 million, or 12%, in 1997 as compared to the previous year was due primarily to the addition of Netlink's retail business, which contributed $35.9 million of the operating expense increase, partially offset by a $3.8 million reduction in operating expenses due to greater operating efficiencies as a result of the synergies realized in SNG and a reduction in commission expenses as a result of the termination of Superstar's service agent agreements with two program suppliers in the DBS market. The increase in operating expenses, excluding depreciation and amortization, of $127.1 million, or 90%, in 1996 as compared to the previous year was due to the addition of Netlink's retail business, which contributed $109.8 million of the operating expense increase, coupled with increased programming fees, which vary in relation to revenues, and selling, general and administrative costs necessary to acquire and service the customer base.

     Depreciation and amortization was $3.2 million in 1997, compared to $2.2 million and $1.5 million in 1996 and 1995, respectively. The increase in depreciation and amortization of $1.0 million, or 46%, and $723,000, or 49%, respectively, in both 1997 and 1996 was primarily the result of additional data processing equipment and office furniture purchases necessitated by the increase in subscribers and employees, respectively, as well as the amortization related to the purchase of Jones Satellite in 1996.

     Effective February 1, 1998, Turner Vision contributed its retail C-band home satellite dish business' assets, obligations and operations to SNG in return for an approximate 20% interest in SNG, reducing both the Company's and Liberty's interest in SNG to approximately 40% each. On February 17, 1998, the Company announced plans to acquire Liberty's approximate 40% interest in SNG as part of a transaction subject to, among other things, stockholder approval. The transaction, which also includes Liberty's business that distributes to cable television systems and other multi-channel video distributors four network affiliates, one public broadcast station and one independent television station, collectively known as Denver 6, and certain other programming interests will be effected on a tax-free basis by UVSG issuing
6,375,000 shares of Class A Common Stock.

UVTV

     The following table sets forth certain financial information for UVTV for the years ended December 31, 1997, 1996 and 1995:

                                     Year ended December 31,
                           1997(1)(2)  Change   1996(1) Change 1995(1)
                           ---------   ------   ------  ------ ------
                                         (In thousands)


     Revenues               $40,931     7 %     $38,188  (3)%  $39,513
     Operating expenses,
       before depreciation
       and amortization      13,123   (11)%      14,727 (12)%   16,707
                            -------             -------        -------
     EBITDA                  27,808    19 %      23,461   3 %   22,806
     Depreciation and
       amortization           2,389    (3)%       2,466  (1)%    2,497
                            -------             -------        -------
     Operating income       $25,419     21%     $20,995   3 %  $20,309
                            =======             =======        =======

     EBITDA margin
       percentage               68%                61%            58%
     Operating margin
       percentage               62%                55%            51%

     (1) Effective January 1, 1997, the Company began reporting the operating results of Superstar's Wholesale division, which distributes WGN and other programming to multi-channel video programming distributors, with those of UVTV as they are in the same line of business. The operating results in the above table for 1996 and 1995 have been restated to conform to the current period presentation.

     (2) Additionally, effective January 1, 1997, the Company increased the price at which the Superstar Wholesale division (now UVTV) charges SNG for certain programming, primarily WGN. Had these rates not been in effect during 1997, UVTV's revenue, EBITDA and operating income would have been approximately $2.3 million lower.

     UVTV's revenues for 1997 were $40.9 million, compared to $38.2 million in 1996 and $39.5 million in 1995. The increase in revenues in 1997 of $2.7 million, or 7%, from those in 1996 was largely attributable to the wholesale price increase described above, coupled with an increase in subscribers for UVTV's services. UVTV/WGN, UVTV/WPIX and UVTV/KTLA subscriber counts increased by 1.2 million, or 3%, 667,000, or 23%, and 747,000, or 34%, respectively, during 1997.
The increase in UVTV/WGN subscribers during 1997 is net of the approximate 4.5 million reduction in subscribers that resulted on January 1, 1997 when TCI discontinued UVTV/WGN from certain of its fully owned systems then carrying the superstation. The decrease in 1996 revenues of $1.3 million, or 3%, from those in 1995 was primarily due to $2.0 million in revenue generated from a one-time pay-per-view event in 1995 offset by revenues from programming services increasing $700,000, or 2%, over those in 1995. UVTV/WGN, UVTV/WPIX and UVTV/KTLA subscriber counts increased 1.5 million, or 4%, 110,000, or 4%, and 71,000, or 3%, respectively, during 1996. The positive impact on revenues from increased subscribers in both 1997 and 1996 was partially offset by the consolidation of multiple system operators, which negatively impacted the pricing of UVTV's services to certain cable systems, a trend which may continue in future years.

     Operating expenses, excluding depreciation and amortization, were $13.1 million in 1997, compared to $14.7 million and $16.7 million in 1996 and 1995, respectively. The decrease in operating expenses, excluding depreciation and amortization of $1.6 million, or 11%, from 1996 to 1997 was due primarily to decreased compensation related to decreased headcount. Excluding $1.9 million of expenses related to the 1995 one time pay-per-view event discussed above, operating expenses, before depreciation and amortization, remained relatively unchanged from 1995 to 1996.

     Depreciation and amortization in 1997 was $2.4 million, relatively unchanged from 1996 and 1995 levels.

SSDS

     The results of operations of SSDS have been consolidated with the results of operations of the Company for reporting purposes subsequent to July 20, 1995, the date the Company increased its ownership interest in SSDS to 70%. The following discussion is based on the financial statements of SSDS, both prior to and subsequent to its July 20, 1995 acquisition date, and does not include the amortization of goodwill resulting from the acquisition, which amounted to approximately $2.0 million in each of the years ended December 31, 1997 and 1996, and approximately $840,000 for the period from July 20, 1995 through December 31, 1995.

     SSDS's revenues for 1997 were $42.1 million, compared to $36.2 million in both 1996 and 1995. The increase in revenues of $5.9 million, or 16%, in 1997 compared to 1996 was primarily attributable to the commercial and public sector business, which experienced a combined increase of 45%, offset by the defense business realizing a decrease of 8% from the prior year. The increase in the commercial sector, which comprised the majority of the increase, is a result of SSDS's efforts to focus on higher margin business opportunities.
During 1996, the public sector revenues remained relatively flat, while the commercial business experienced a 4% increase which was offset by the defense business realizing a 4% decrease compared to 1995.

     Operating expenses, before depreciation and amortization, increased in 1997 by $2.0 million, or 5%, over 1996 primarily due to an increase in expenses related to direct contract payroll costs associated with increased revenue, partially offset by lower selling, general and administrative expense. Operating expenses, excluding depreciation and amortization, in 1996 increased $6.0 million, or 18%, over 1995 mainly due to an increase in technical personnel, other direct contract costs and higher marketing and development costs that were incurred in pursuit of new commercial business opportunities that did not materialize as anticipated.

     Depreciation expense increased in 1997 by $398,000, or 15%, and in 1996 by $222,000, or 48%, over the prior years' results. The increase in both periods was the result of office expansions and infrastructure equipment purchased to support the increase in technical personnel.

SpaceCom

     Revenues generated by SpaceCom during 1997 were $17.7 million, compared to $15.6 million in 1996 and $12.4 million in 1995. The increase in revenues in 1997 of $2.1 million, or 13%, over 1996 and in 1996 of $3.2 million, or 26%, over 1995 were both attributable principally to increased demand for channel space from SpaceCom's existing paging customers; coupled with, in 1997, growth in SpaceCom's new Hypercubed service. The transponder with SpaceCom's most popular service, FM Cubed, had an occupancy of 95% as of December 31, 1997, compared to 100% as of December 31, 1996 and 86% as of December 31, 1995. The reduction in 1997 from 1996 was due to the migration of some customers to the Hypercubed service which resides on SpaceCom Ku-band FM Squared transponder.

     Operating expenses, excluding depreciation and amortization, were $12.7 million in 1997, compared to $12.4 million and $11.9 million in 1996 and 1995, respectively. The increase in operating expenses, before depreciation and amortization, of $349,000, or 3%, in 1997 over 1996 resulted primarily from increased transmission expense. The increase in operating expenses, before depreciation and amortization, of $518,000, or 4%, in 1996 over 1995 resulted primarily from increased compensation partially offset by 1996 not having the operating expense burden of DirectCom. In 1995, SpaceCom ventured into the direct-to-home market with DirectCom and incurred $924,000 in operating expenses. DirectCom's operations were terminated in the fourth quarter of 1995.

     Depreciation and amortization in 1997 was $1.4 million, relatively unchanged from 1996. Depreciation and amortization in 1996 increased $289,000, or 26%, over that in 1995. The increase in depreciation and amortization in 1996 from 1995 was the result of acquiring new assets to provide a wider range of services.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and investments. In 1997, net cash flows from operating activities were $78.0 million ($57.0 million after distributions to minority interests), reflecting the continued growth of the Company's after-tax earnings. This cash, plus existing cash resources and proceeds from the exercise of stock options of $2.6 million, were used to fund the Company's additional investment in marketable securities of $55.0 million, capital expenditures of $10.2 million, reduction in the Company's capitalized lease obligations of $3.3 million and repurchase of common stock of $2.1 million during 1997.

     At December 31, 1997, the Company's cash, cash equivalents and marketable securities aggregated $143.1 million, an increase of $41.7 million over that as of December 31, 1996. The above total includes $6.7 million of cash and cash equivalents held by SNG, in which the Company had a 50% ownership interest as of December 31, 1997. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of December 31, 1997, approximately $112.3 million of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits exposure to interest rate fluctuations to periods in excess of 18 months.

     SSDS has a revolving credit facility with a bank which provides for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $7.5 million. Borrowings under this credit facility, which expires June 30, 1998, bear interest at the bank's stated prime rate plus a margin. SSDS is not in compliance with certain financial covenants contained in the credit agreement and has received waivers from the bank for such matters. Management believes SSDS will likely have to renegotiate certain financial covenant ratios to remain in compliance with the terms of the credit facility. Outstanding borrowings under the credit facility as of December 31, 1997 were $7.4 million.

     The Company collects annually, in advance, a majority of its SNG subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of December 31, 1997, the unearned portion of all prepayments totaled $91.3 million, of which approximately $82.5 million, or 90%, was attributable to SNG. Aggregate unearned prepayments decreased by $4.3 million during the year ended December 31, 1997, substantially all of which was attributable to the customer prepayments associated with SNG's operations. SNG generally offers a refund of unearned prepayments at the customer's option if service is discontinued for any reason. In the case of UVTV and Prevue Networks, the Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments aggregating
$20.2 million as of December 31, 1997, a reduction of $3.3 million, or 14%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during 1998 by approximately $3.5 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $6.0 million in operating expenses, net of sublease revenue, during 1997.

     Capital expenditures during 1997 of $10.2 million were principally attributable to the purchase of control units provided to Prevue
Network's cable television customers and to data processing equipment and furniture, fixtures and facilities used by the Company.

     SNG makes monthly distributions to its members of all cash in excess of reasonable cash reserves established for anticipated working capital requirements and capital expenditures. During the year ended December 31, 1997, cash distributions to minority interests in SNG aggregated $21.0 million.

     The Company believes, except as discussed above for SSDS, which will be required to renew or replace its existing credit facility in June 1998, that currently available cash and cash equivalents, marketable securities and cash flow generated from operations will provide the resources necessary to meet its working capital and related financing needs for the foreseeable future and to pursue opportunities to expand its existing businesses. However, should the Company require financial resources in excess of those currently available to execute a business plan, it will likely look to both debt and equity as a source of funds.

     The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 1,000,000 shares of the Company's Class A Common Stock using existing cash resources. Through December 31, 1997, approximately 124,000 shares had been repurchased by the Company.

     The Company continues to explore opportunities to expand the market shares of its existing businesses, develop new products and acquire interests in new businesses.

Other Matters

     In 1997, the Company began the process of identifying, evaluating and implementing changes to its computer programs necessary to address the year 2000 issue. This issue affects computer systems that have time-sensitive programs that may not properly recognize the year 2000 and could result in system failures or miscalculations. The Company has completed a preliminary assessment of the impact of Year 2000 and is currently addressing its internal year 2000 issues with modifications to existing programs and conversions to new programs. None of the system modifications are considered by management to be significant and for those systems being replaced, the Company had already planned on replacing the system to improve operational efficiencies and the ability to analyze information. The total cost of converting all internal systems to achieve year 2000 compliance has not been completely quantified, but it is not expected to be a material cost to the Company. An evaluation of the impacts of year 2000 on the computer systems of vendors upon which the Company places reliance is in process with a goal of completion during 1998.

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("Statement") No. 130 "Reporting Comprehensive Income". Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. Statement No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company plans to adopt Statement No. 130 in the quarter ended March 31, 1998. The adoption of Statement No. 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

     In June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. Statement No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The Company plans to adopt Statement No. 131 for the year ended December 31, 1998. The adoption of Statement No. 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

Cautionary Statement

     This report contains "forward looking statements" within the meaning of the federal securities laws, including the Company's intentions to form IPG and settle the StarSight litigation, the Company's plans to acquire certain assets and operations from Liberty, the Company's plan for the development of interactive and information services, the sufficiency of existing and available transponder capacity, the availability of resources to fund operations and capital expenditures, the Company's pursuit of certain business activities and other statements of expectations, beliefs, plans and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to changes in the regulation of the cable television industry and home satellite dish industry adverse to the Company's services, loss of cable compulsory license provided by federal law, the willingness of cable television systems to acquire and install new equipment that will allow the Company effectively to market its interactive technology, increased price and service competition within the industry, the Company's ability to keep pace with technological developments and the Company's dependence upon intellectual property rights, including the Company's ability to defend itself against claims by others asserting infringement of their intellectual property.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA


                    UNITED VIDEO SATELLITE GROUP, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                              Page
                                                              ----

Reports of Independent Auditors:
  KPMG Peat Marwick LLP                                        47
  Ernst & Young LLP                                            48
Consolidated Balance Sheets                                    49
Consolidated Statements of Income                              50
Consolidated Statements of Changes in Stockholders'
  Equity                                                       51
Consolidated Statements of Cash Flows                          52
Notes to Consolidated Financial Statements                     53




              INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts                72


All other Schedules have been omitted since the required information is not present or the amounts are not sufficient to require submission of the Schedule or because the information required is included in the respective financial statements or notes thereto.

                  INDEPENDENT AUDITORS' REPORT





The Board of Directors and Stockholders
United Video Satellite Group, Inc.:



     We have audited the accompanying consolidated balance sheet of United Video Satellite Group, Inc. and subsidiaries as of December 31, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Video Satellite Group, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                        KPMG Peat Marwick LLP


Tulsa, Oklahoma
February 20, 1998

                     REPORT OF INDEPENDENT AUDITORS





The Board of Directors and Stockholders
United Video Satellite Group, Inc.



     We have audited the accompanying consolidated balance sheet of United Video Satellite Group, Inc. as of December 31, 1996 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Video Satellite Group, Inc. at
December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                        ERNST & YOUNG LLP


Tulsa, Oklahoma
February 10, 1997

                  UNITED VIDEO SATELLITE GROUP, INC.
                     CONSOLIDATED BALANCE SHEETS
           (In thousands, except share and per share amounts)

                                                   December 31,
                                               1997           1996
                                               ----           ----

ASSETS
Current assets:
  Cash and cash equivalents                  $ 30,752      $  42,796
  Marketable securities, at fair value        112,334         58,581
  Accounts receivable, net of allowance
    for doubtful accounts of $2,785 and
    $2,535 at December 31, 1997 and 1996,
    respectively                               55,611         46,334
  Prepaid expenses and other                    9,842          9,916
  Deferred tax asset                            2,123          2,210
                                             --------       --------
Total current assets                          210,662        159,837


Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 50,992         56,381
Goodwill, net of accumulated amortiza-
  tion of $6,703 and $4,167 at December
  31, 1997 and 1996, respectively              29,157         31,459
Other assets, net of accumulated
  amortization of $1,153 and
  $887 at December 31, 1997
  and 1996, respectively                        3,641          2,427
                                             --------       --------
Total assets                                 $294,452       $250,104
                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  5,894       $  6,744
  Accrued liabilities                          50,385         46,336
  Note payable and current portion of
    capital lease obligations
    and long-term debt                         10,957         10,519
                                             --------       --------
                                               67,236         63,599
  Customer prepayments                         91,266         95,580
                                             --------       --------
Total current liabilities                     158,502        159,179

Deferred compensation                             871          1,452
Deferred tax liability                          2,737            765
Capital lease obligations and
  long-term debt                               17,207         20,718
Minority interest                               3,141          3,830

Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized,
    no shares outstanding                          --             --
  Class A common stock, $.01 par value;
    60,000,000 shares authorized,
    24,420,120 and 23,842,286 shares
    outstanding in 1997 and 1996,
    respectively                                  244            238
  Treasury stock (Class A), at cost; 6,000
    and 4,000 shares in 1997 and 1996,
    respectively                                 (114)           (77)
  Class B common stock, $.01 par value;
    30,000,000 shares authorized,
    12,373,294 shares outstanding in
     1997 and 1996                                124            124
  Additional paid-in capital                   39,226         34,865
  Note receivable from stockholder                 --           (509)
  Retained earnings                           115,820         70,234
                                             --------       --------
                                              155,300        104,875
  Minority interest deficit in
   Superstar/Netlink Group LLC                (43,306)       (40,715)
                                             --------       --------
Total stockholders' equity                    111,994         64,160
                                             --------       --------
Total liabilities and stockholders' equity   $294,452       $250,104
                                             ========       ========


                        See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share amounts)


                                           Year Ended December 31,
                                        1997       1996        1995
                                        ----       ----        ----
Revenues:
  Satellite services                  $434,646   $377,743    $226,923
  Advertising sales                     30,828     22,774      16,921
  Systems integration
    services                            41,617     35,703      17,978
  Other                                    507        948       1,097
                                      --------   --------    --------
                                       507,598    437,168     262,919

Operating expenses:
  Programming and
    delivery                           260,584    227,938     120,594
  Selling, general
    and administrative                 143,019    137,687      92,140
  Depreciation                          12,207      9,965       6,736
  Amortization                           6,444      6,358       5,033
                                      --------   --------    --------
                                       422,254    381,948     224,503
                                      --------   --------    --------
Operating income                        85,344     55,220      38,416

Interest income                          5,882      3,401       3,379
Interest expense                        (2,122)    (2,024)     (2,003)
Other income                               401        551           8
Other expense                              (71)      (244)     (1,868)
                                      --------   --------    --------
Income before income taxes
  and minority interest                 89,434     56,904      37,932
Provision for income taxes             (25,892)   (17,122)    (14,483)
Minority interest
  in earnings                          (17,782)    (9,698)       (277)
                                      --------   --------    --------
Net income                            $ 45,760   $ 30,084    $ 23,172
                                      ========   ========    ========

Earnings per share:
  Basic                               $   1.25   $   0.84    $   0.65
  Diluted                                 1.24       0.82        0.64

                        See accompanying notes.



                    UNITED VIDEO SATELLITE GROUP, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (In thousands, except share amounts)


                                                              Notes
                     Class A   Class B   Additional           Receivable             Minority
                     Common    Common    Paid-In     Treasury From         Retained  Interest
                     Stock     Stock     Capital     Stock    Stockholders Earnings  Deficit   Total


Balance at January
1, 1995              $ 52      $124      $27,028     $ --     $(613)       $ 16,537  $     --  $43,128
  Net income           --        --           --       --        --          23,172        --   23,172
  Exercise of
    stock options
    (336,779            3        --          980       --        --              --        --      983
    Class A shares)
  Tax benefit from
    exercise of
    nonqualified
    stock
    options            --        --        1,499       --        --              --        --    1,499
  Payments received
    on stockholders'
    notes, net of
    stockholders
    loans              --        --           --       --       141              --        --      141
  Unrealized net
    gains on
    available-for-
    sale securities,
    net of tax         --        --           --       --        --             170        --      170
                     ----      ----      -------     ----     ------       --------  --------  -------

Balance at December
31, 1995               55       124       29,507       --      (472)         39,879        --   69,093
  Net income           --        --           --       --         --         30,084        --   30,084
  Conversion of
    Class B stock
    to Class A stock
    (6,186,647
    shares)            62       (62)          --       --         --             --        --       --
  Two-for-one split
    (11,719,465
    Class A shares
    and 6,186,647     117        62         (179)      --         --             --                 --
    Class B shares)
  Exercise of stock
    options, net of
    stock tendered
    (403,356 Class
    A shares)           4        --        3,289      (77)        --             --        --    3,216
  Tax benefit from
    exercise of
    nonqualified
    stock
    options            --        --        1,187       --         --             --        --    1,187
  Stockholder loans    --        --           --       --        (37)            --        --      (37)
  Noncash stock
    compensation       --        --        1,061       --         --             --        --    1,061
  Unrealized net
    gains on
    available-for-
    sale securities,
    net of tax         --        --           --       --         --            271        --      271
  Minority interest
    deficit in
    Superstar/
    Netlink Group
    LLC at
    formation          --        --           --       --         --             --   (49,169) (49,169)
  Excess of earnings
    over
    distributions
    to minority
    interest in
    Superstar/
    Netlink Group
    LLC                --        --           --       --         --             --     8,454    8,454
                     ----      ----      -------     ----     ------       --------  --------  -------

Balance at December
31, 1996              238       124       34,865       (77)    (509)         70,234   (40,715)  64,160
  Net income           --        --           --        --       --          45,760        --   45,760
  Exercise of
    stock options,
    net of stock
    tendered
    (701,829 Class
    A shares)           7        --        2,638       (37)      --              --        --    2,608
  Repurchase and
    retirement of
    stock (123,995
    Class A
    shares)            (1)       --       (2,076)       --       --              --        --   (2,077)
  Tax benefit from
    exercise of non-
    qualified stock
    options            --        --        3,799        --       --              --        --    3,799
  Payments received
    on stockholders'
    notes              --        --           --        --      509              --        --      509
  Unrealized net
    losses on
    available-for-
    sale securities,
    net of tax         --        --           --        --       --            (174)       --     (174)
  Excess of
    distributions to
    minority
    interest
    in Superstar/
    Netlink Group
    LLC over                                                                                         --
    earnings           --        --           --        --       --              --    (2,591)   (2,591)
                     ----      ----      -------     -----    -----        --------  --------  --------
Balance at December
31, 1997             $244      $124      $39,226     $(114)   $  --        $115,820  $(43,306) $111,994
                     ====      ====      =======     =====    =====        ========  ========  ========






                   UNITED VIDEO SATELLITE GROUP, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)


                                           Year Ended December 31,
                                         1997       1996        1995
                                         ----       ----        ----
Operating activities:
Net income                            $ 45,760   $ 30,084    $ 23,172
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization       18,651     16,323      11,769
    Minority interest in earnings       17,782      9,698         277
    Non-cash compensation expense          356      1,034       2,690
    Deferred income taxes                2,161        232      (1,265)
    Amortization of bond premiums          937        650         528
    (Gain)loss on asset dispositions      (132)       123          80
    Other                                  107        (89)         35
    Changes in operating assets and
      liabilities:
        Accounts receivable            (10,333)    (2,341)     (9,626)
        Prepaid expenses and other         989     (2,929)     (3,060)
        Accounts payable                  (914)       440         274
        Accrued liabilities              7,427      8,648       7,077
        Customer prepayments            (4,378)    (7,971)      2,708
        Other                             (427)    (2,791)     (1,125)
                                     ---------   --------    --------
Net cash provided by operating
  activities                            77,986     51,111      33,534

Investing activities:
  Capital expenditures                 (10,238)   (14,427)    (12,101)
  Investment in SSDS, Inc.,
    net of cash acquired                    --       (106)    (25,210)
  Purchases of marketable securities (91,666) (47,065) (26,202) Sales and maturities of
    marketable securities               36,700     20,482      27,765
  Other                                 (1,720)    (1,025)       (208)
                                     ---------   --------    --------
Net cash used in investing
  activities                           (66,924)   (42,141)    (35,956)

Financing activities:
  Repayment of note payable and
    long-term debt                      (7,261)       (14)         (5)
  Note payable borrowings                7,446      7,245          --
  Repayment of capital lease
    obligations                         (3,258)    (3,039)     (2,833)
  Issuance of stock                      2,608      3,216         983
  Repurchase of stock                   (2,077)        --          --
  Distributions to
    minority interests                 (21,000)    (2,300)         --
  Other                                    436        233         238
                                     ---------   --------    --------
Net cash provided by (used in)
  financing activities                 (23,106)     5,341      (1,617)
                                     ---------   --------    --------
Net increase (decrease) in
  cash and cash equivalents            (12,044)    14,311      (4,039)
Cash and cash equivalents at
  beginning of year                     42,796     28,485      32,524
                                     ---------   --------    --------
Cash and cash equivalents
  at end of year                     $  30,752   $ 42,796    $ 28,485
                                     =========   ========    ========


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

     On January 12, 1998, TCI acquired the remaining 12,373,294 shares of UVSG Series A Common Stock held by UVSG's former controlling stockholder, increasing TCI's equity ownership interest to approximately 73% and its voting power to approximately 93%.

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

     Marketable Securities

     The Company invests the majority of its cash produced by operating activities in equity and municipal debt securities which are classified as cash and cash equivalents or marketable securities, based on maturity dates when acquired. These investments are diversified among high credit quality issues in accordance with the Company's investment policy. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt and equity securities which the Company may not hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair market value with the unrealized gains and losses, net of tax, reported as a component of retained earnings. At December 31, 1997 and 1996, the Company classified all of its marketable securities as available-for-sale.

     The amortized cost of the Company's municipal debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income. The cost of the municipal debt securities sold is based on the specific identification method.

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

     Any excess of contract revenue recognized (i.e., costs incurred plus gross profit earned) over billings to date represents unbilled revenues earned and is included in accounts receivable. Any excess of billings over contract revenue earned is deferred as advance billings and is included in accrued liabilities. At December 31, 1997 and 1996, $5.5 million and $7.2 million, respectively, of earned revenues not yet billed are included in accounts receivable. At December 31, 1996, $668,000 of excess billings over contract revenue earned are included in accrued liabilities. There were no excess billings over contract revenue earned at December 31, 1997. Estimated losses of contracts are recorded in full when a loss is anticipated.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be
     Disposed Of

     The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Income Taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Earnings Per Share

     Effective December 31, 1997, the Company adopted the guidelines established by Statement of Financial Accounting Standards
("Statement") No. 128, "Earnings Per Share". All references in the financial statements to earnings per share amounts have been restated to conform with the requirements of Statement No. 128.

     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):


                                 1997          1996           1995
                            ------------- -------------- -------------
                                Per Share      Per Share     Per Share
                                  Amount         Amount        Amount
                                  ------         ------        ------

      Net income           $45,760        $30,084       $23,172

      Weighted average
        number of shares
        of common stock
        outstanding         36,674 $1.25   36,010 $0.84  35,736  $0.65
                                   =====          =====          =====

      Effect of dilutive
        securities -
        stock options          355            751           638
                            ------         ------        ------

      Weighted average
        number of shares
        of common stock
        and dilutive
        potential common
        shares              37,029 $1.24   36,761 $0.82  36,374  $0.64
                            ====== =====   ====== =====  ======  =====


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

     Stock-based Compensation

     The Company follows the guidelines established by Accounting
Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employees' stock options.

     Related Party Transactions

     TCI and its consolidated affiliates purchase video, program promotion and guide services and subscriber management services from the Company. During the years ended December 31, 1997, 1996 and 1995, revenues earned by the Company from TCI were $8.1 million, $8.1 million and $6.1 million, respectively. Additionally, TCI consolidated affiliates purchased system integration services from the Company totaling $1.2 million, $3.1 million and $329,000 during 1997, 1996 and 1995, respectively. The Company purchases programming and production services from TCI consolidated affiliates. These purchases totaled $36.8 million, $34.1 million and $12.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. See also Notes 3 and 15.

     At December 31, 1997 and 1996, the Company had outstanding receivables of $953,000 and $2.7 million, respectively, due from TCI consolidated affiliates and outstanding liabilities of $3.6 million and $3.7 million, respectively, due to TCI consolidated affiliates.

     Research and Development Costs

     Research and development costs of $7.5 million, $5.4 million and $3.7 million for the years ended December 31, 1997, 1996 and 1995, respectively, are included in selling, general and administrative expenses.

     Year 2000

     The Company has completed a preliminary assessment of the impact of Year 2000 issues on its computer systems and applications and is addressing its internal Year 2000 issues with modifications to currently existing programs and conversions to new programs. The Company is expensing all separately identifiable costs associated with these system changes that related to Year 2000 issues. Expenditures in 1997 to address Year 2000 issues were not significant. The total cost of converting all internal systems to achieve Year 2000 compliance has not been completely quantified, but is not expected to be a material cost to the Company.

     Reclassifications

     Certain financial statement items for prior years have been reclassified to conform to the 1997 presentation.

3.   Retail C-Band Home Satellite Dish Joint Venture

     Effective April 1, 1996, the Company and Liberty Media Corporation ("Liberty") executed an amended and restated agreement (the "Agreement") under which the Company's Superstar division and Liberty's Netlink division contributed their retail C-band home satellite dish business' assets, obligations and operations to a new entity, Superstar/Netlink Group LLC ("SNG"), owned 50% each by UVSG and Liberty. Liberty is a wholly-owned subsidiary of TCI and, accordingly, for financial reporting purposes, the assets and obligations of both Superstar and Netlink were contributed to SNG at their historical cost. The operations of the combined businesses have been consolidated, effective April 1, 1996, with the operating results of the Company as the Company has control over SNG's operations. See also Note 15.

     Assets contributed by Liberty to SNG totaled $14.7 million and consisted primarily of $14.3 million of accounts receivable. These assets were subject to liabilities of $64.0 million, consisting of $50.9 million of customer prepayments and $13.1 million of accounts payable and accrued liabilities and resulted in Liberty contributing net liabilities to SNG. The Company contributed net liabilities in the same amount to SNG. The Company has classified the capital deficit of Liberty in SNG as a reduction to stockholders' equity. Liberty's minority interest in the earnings of SNG, net of distributions, will be reported as an adjustment to Liberty's capital deficit in SNG until such time as the capital deficit has been satisfied.

     The following pro forma financial information reflects the Company's results of operations for the years ended December 31, 1996 and 1995 as though the retail operations of Superstar and Netlink had been combined as of January 1, 1995 (in thousands, except per share amounts):

                                           1996         1995
                                           ----         ----


     Pro forma:
      Revenues                          $476,229     $401,990
      Net income                          29,810       18,751
      Net income per share:
        Basic                               0.83         0.52
        Diluted                             0.81         0.52


4.   Acquisition

     On July 20, 1995, the Company increased its ownership interest in SSDS, Inc. ("SSDS"), a privately held software development and systems integration company, to 70% by purchasing a 50% interest in SSDS for approximately $28.5 million in cash and by converting a promissory note from SSDS dated December 12, 1994, in the original principal amount of $4.0 million, into an additional 10% interest. The Company had previously acquired a 10% interest in SSDS for approximately $4.0 million. The purchase price of the Company's ownership interest in SSDS exceeded the fair value of SSDS's net assets acquired by approximately $30.0 million, which was assigned to goodwill and is being amortized over 15 years. The balance of goodwill relates to previous acquisitions of minority interests in Prevue Networks, Inc. ("Prevue Networks"), a wholly owned subsidiary of UVSG and other business combinations. The results of operations of SSDS have been consolidated with the results of the Company for reporting purposes subsequent to July 20, 1995.


5.   Marketable Securities

     The Company's marketable securities, which are all classified as available-for-sale, as of December 31 are summarized as follows (in thousands):

                                              1997
                           ----------------------------------------
                                             Gross
                                           Unrealized     Estimated
                           Unamortized       Gains          Fair
                              Cost          (Losses)        Value
                           -----------     ----------     ---------

     Municipal debt
     securities:
       Due after three
         months through
         one year            $ 14,661        $ (7)       $ 14,654
       Due after one
         year through
         three years           97,378         (32)         97,346
                             --------        ----        --------
                              112,039         (39)        112,000
     Equity securities            315          19             334
                             --------        ----        --------
                             $112,354        $(20)       $112,334
                             ========        ====        ========

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

     In 1997 and 1996, realized gains from the sale of marketable securities were $17,000 and $404,000, respectively. The net adjustment to unrealized holding gains and losses on available-for-sale securities is reflected in retained earnings, net of tax.


6.   Property, Plant and Equipment

     Property, plant and equipment as of December 31 are summarized as follows (in thousands):

                                             1997            1996
                                             ----            ----

     Leased transponders                   $ 37,959       $ 37,959
     Land                                       172            172
     Building                                 1,595          1,048
     Building improvements                    4,267          3,354
     Electronic equipment                    31,952         30,222
     Equipment and other                     41,009         35,748
                                           --------       --------
                                            116,954        108,503
     Accumulated depreciation and
       amortization                          65,962         52,122
                                           --------       --------
                                           $ 50,992       $ 56,381
                                           ========       ========


     Included in the above amounts are two transponders leased under long-term agreements that are accounted for as capital leases.
Accumulated amortization of such assets was $19.6 million and $16.0 million at December 31, 1997 and 1996, respectively.

7.   Income Taxes

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in thousands):


                                             1997            1996
                                             ----            ----
     Deferred tax assets:
       Bad debt expense                     $  821          $  920
       Deferred compensation                   616           1,256
       Compensated absences                    401             384
       Capital lease obligations               770             631
       Other                                   950             459
                                            ------          ------
           Total deferred tax assets         3,558           3,650

     Deferred tax liabilities -
       Book/tax depreciation                 4,172           2,205
                                            ------          ------

     Net deferred tax assets
      (liabilities)                         $ (614)         $1,445
                                            ======          ======


     Significant components of the provision for income taxes for the years ended December 31 are as follows (in thousands):


                                       1997       1996       1995
                                       ----       ----       ----
     Current:
       Federal                       $21,772    $15,476    $13,765
       State                           1,959      1,414      1,983
                                     -------    -------    -------
                                      23,731     16,890     15,748
     Deferred:
       Federal                         1,985        192     (1,123)
       State                             176         40       (142)
                                     -------    -------    -------
                                       2,161        232     (1,265)
                                     -------    -------    -------
                                     $25,892    $17,122    $14,483
                                     =======    =======    =======

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is (in thousands):

                                       1997       1996       1995
                                       ----       ----       ----


     Tax at statutory rate (35%)     $31,302    $19,916    $13,276
     Minority interest in
       consolidated entities not
       subject to income taxes        (6,294)    (3,650)        --
     State taxes, net of federal
       benefit                         1,388        945      1,196
     Effect of municipal interest
       earned and exempt from
       federal tax                    (1,411)      (791)      (932)
     Non-deductible goodwill
       amortization                      748        804        393
     Other                               159       (102)       550
                                     -------    -------    -------
                                     $25,892    $17,122    $14,483
                                     =======    =======    =======

     Income taxes paid were approximately $21.9 million in 1997 and $15.6 million in each of the years ended December 31, 1996 and 1995.


8.   Long-Term Debt and Credit Arrangements

     SSDS has outstanding $472,000 in notes payable to a bank and two governmental agencies which bear interest at rates ranging from 8.3% to 10.8% at December 31, 1997 and mature in April 2012. The notes are each secured by a deed of trust on the corporate headquarters of SSDS and certain minority SSDS shareholder guarantees and require monthly payments of principal and interest. The fair value of the notes is approximately equal to their carrying value at December 31, 1997. Debt maturities for each of the next five years are less than $24,000 per year, with $17,000 maturing in 1998.

     SSDS has a revolving credit facility with a bank that provides for borrowings up to the lesser of 80% of the billed trade accounts receivable outstanding less than 90 days , subject to certain conditions, or $7.5 million. Borrowings under this credit facility bear interest at the bank's stated prime rate plus a margin (9.5% at December 31, 1997). SSDS pays a commitment fee of 0.375% on the average daily unused portion of this credit facility. Outstanding borrowings under the credit facility are $7.4 million as of December 31, 1997 and are classified as current liabilities. The credit facility expires on June 30, 1998 and is secured by substantially all of SSDS's assets. SSDS is not in compliance with certain financial covenants contained in the credit agreement and has received waivers from the bank for such violations. This credit facility replaced the revolving credit agreement which existed at December 31, 1996. Borrowings under the previous credit facility were $7.2 million as of December 31, 1996.

     Interest paid by the Company, primarily on capital lease obligations, was $2.0 million, $1.9 million and $2.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     Future minimum lease payments under capital and noncancellable operating leases at December 31, 1997 are as follows (in thousands):


                                            Capital        Operating
                                            Leases           Leases
                                            -------        ---------

     Year ended December 31:
          1998                             $ 4,800          $11,150
          1999                               4,800           10,824
          2000                               4,800            8,159
          2001                               3,400            7,352
          2002                               2,400            6,746
          Thereafter                         4,600           11,137
                                           -------          -------
     Total future minimum lease payments    24,800           55,368
     Less amount representing interest
       at 7%                                 4,554               --
     Less sublease revenues                     --            3,770
                                           -------          -------
     Net future minimum lease payments      20,246          $51,598
     Less current portion                    3,494          =======
                                           -------
                                           $16,752
                                           =======


     Rental expense under noncancellable operating leases amounted to $9.2 million (net of $1.8 million in sublease revenues), $8.6 million (net of $1.7 million in sublease revenues) and $7.3 million (net of $1.7 million in sublease revenues) for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     At December 31, 1997, 3.2 million shares of Class A Common Stock of the Company were reserved for issuance under the stock option plans. The options granted under the stock option plans expire ten years from the date of grant. Options outstanding, including options issued under stock option agreements previous to the existing stock option plans, are as follows (in thousands):

                                                Weighted-
                                                Average
                                                Exercise
                                    Options      Price     Exercisable
                                    -------      -----     -----------

At January 1, 1995                   2,739       $ 6.78         903
  Exercised                           (674)        1.46
  Cancelled                             (5)       12.62
                                     -----
At December 31, 1995                 2,060         8.51         615
  Granted                              638        22.22
  Exercised                           (407)        8.08
  Cancelled                           (402)       18.42
                                     -----
At December 31, 1996                 1,889        11.12       1,239
  Granted                              458        17.09
  Exercised                         (1,045)        8.09
  Cancelled                           (126)       11.76
                                     -----
At December 31, 1997                 1,176        16.07         354
                                     =====

     Exercise prices for options outstanding as of December 31, 1997 ranged from $8 to $27. The weighted-average remaining contractual life of those options is 8.1 years.

     The Company applies APB No. 25 and related Interpretations in accounting for its employee stock options, and not the fair-value accounting provided for under Statement No. 123, "Accounting for Stock-based Compensation". Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997 and 1996, respectively: risk-free interest rates of 5.7% and 6.4%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .41; and a weighted-average expected life of the options of 5 years.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                             1997        1996
                                             ----        ----

          Pro forma net income             $45,115     $29,781
          Pro forma earnings per share:
            Basic                             1.23        0.83
            Diluted                           1.22        0.81


     Pro forma net income reflects only options granted subsequent to December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period, which is generally five years, and compensation cost for options granted prior to January 1, 1995 is not considered.

     The Company has entered into incentive compensation agreements with key management personnel. These agreements require payments upon termination or retirement based on various valuation formulas contained in the agreements. Cash payments to settle certain incentive compensation agreements aggregated $427,000, $2.8 million and $1.1 million during the years ended December 31, 1997, 1996 and 1995, respectively.

     SSDS sponsors a stock option plan which authorizes the issuance of up to 700,000 shares of SSDS's common stock to key employees and directors of SSDS. At December 31, 1997, 152,488 options with an exercise price of approximately $12 and vesting over one to five year periods had been granted under the plan. If all of the outstanding SSDS options were exercised, the Company's ownership interest in SSDS would decrease to 68%. There was no compensation expense under this plan during 1997, 1996 or 1995.

     SSDS also sponsors a qualified stock purchase investment plan through which eligible participating employees may purchase shares of SSDS's common stock through payroll deduction. The plan has authorized 100,000 shares of SSDS's common stock for purchase pursuant to the plan. At December 31, 1997, 36,000 shares of SSDS's common stock had been acquired by SSDS's employees at prices approximating 85% of the fair market value of the stock. There was no compensation expense under this plan during 1997, 1996 or 1995.

11.  Common Stock

     The Class A Common Stock entitles the holder to one vote per share and the Class B Common Stock entitles the holder to ten votes per share. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock. Class A Common Stock is not convertible into Class B Common Stock.

     In January 1996, 12,373,294 shares of Class B Common Stock were converted to Class A Common Stock in connection with the Merger (see
Note 1).  No shares were converted during 1997 or 1995.

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


12.  Employee Benefit Plans

     The Company sponsors defined contribution plans (collectively, "the Plans") which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches 100% of the employee's deferrals up to a fixed percentage, determined annually, of the employee's annual compensation. Vesting of the Company's matching contributions begins at 20% after one full year of service and from the second through the fifth years, vesting increases by 20% each year until full vesting occurs. The Company's contributions to the Plans for the years ended December 31, 1997, 1996 and 1995 were $1.3 million, $1.0 million and $822,000, respectively. The Company does not provide any post-retirement or post-employment benefits.

13.  Legal Proceedings

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight Telecast, Inc. ("StarSight"), now a wholly owned subsidiary of Gemstar International Group Limited ("Gemstar"), bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 16, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. In December 1995, StarSight moved to amend its complaint to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. The trial is currently in adjournment. Discovery and trial of all other issues has been stayed. On December 13, 1996, the Court held a status conference at which time the parties reported that settlement had not been reached. The Court scheduled the trial to resume on May 5, 1997. In January 1998, the Company and Gemstar announced the formation of a joint venture, which transaction includes the settlement of the Company's litigation with StarSight (See Note 15). The litigation has not yet been dismissed pending the closure of the transaction with Gemstar. Were that transaction not to close, there can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's Prevue Interactive subsidiary and the future financial position or results of operations of the Company.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, Illinois has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending. If the Company's motion is not granted, it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $3.8 million.

     On June 2, 1997, a lawsuit was filed in the federal district court for the district of Connecticut against the Company by one of its mass marketers who claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. Discussions to resolve these matters are on going. On June 11, 1997, the court denied the marketer's motion for a temporary restraining order, and on October 10, 1997, denied the marketer's motion for a preliminary injunction. The marketer has appealed the latter ruling to the United States Court of Appeals for the Second Circuit, and that appeal is currently pending. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

14.  Quarterly Financial Data (unaudited)

                                       Quarters Ended
                           --------------------------------------------

                           March 31  June 30  September 30  December 31
                           --------  -------  ------------  -----------
                             (in thousands, except per share amounts)

     1997
     ----
     Revenues             $122,876   $128,101   $125,905     $130,716
     Operating expenses    105,456    107,296    103,318      106,184
     Operating income       17,420     20,805     22,587       24,532
     Net income              9,407     11,271     11,902       13,180
     Earnings per
       share:
         Basic                0.26       0.31       0.32         0.36
         Diluted              0.26       0.31       0.32         0.35

     1996
     ----
     Revenues             $ 73,442   $115,324   $117,701     $130,701
     Operating expenses     62,139     99,871    102,974      116,964
     Operating income       11,303     15,453     14,727       13,737
     Net income              7,237      7,832      7,509        7,506
     Earnings per
       share:
         Basic                0.20       0.22       0.21         0.21
         Diluted              0.20       0.21       0.20         0.20

15.  Subsequent Events

     On January 21, 1998, the Company and Gemstar announced plans to form Interactive Prevue Guide, Inc. ("IPG"), a joint venture, majority-owned by the Company, whose focus will be the marketing of a portfolio of intellectual property, technology and data services for interactive program guides to multi-channel video service providers. IPG will be under the joint control of the Company and Gemstar. The Company will account for its interest in IPG using the equity method. In addition, upon closing of the transaction, a complete and final settlement between the Company and StarSight, a wholly owned subsidiary of Gemstar, in the parties' patent litigation pending in the United States Federal Court, Northern District of Oklahoma is expected (See Note 13).

     Effective February 1, 1998, Turner Vision, Inc. contributed its retail C-band home satellite dish business' assets, obligations and operations to SNG in return for an approximate 20% interest in SNG, reducing the Company's and Liberty's ownership in SNG to approximately 40% each. The contribution was accounted for as a purchase. The resulting joint venture is the nation's largest provider of programming to C-band DTH satellite customers with approximately 1.2 million subscribers. The Company will continue to manage SNG, which will continue to be consolidated with the operating results of the Company.

     On February 17, 1998, the Company announced plans to acquire Liberty's approximate 40% interest in SNG as part of a transaction subject to, among other things, stockholder approval. The transaction, which also includes Liberty's business that distributes to cable television systems and other multi-channel video distributors, four network affiliates, one public broadcast station and one independent television station, collectively known as Denver 6, and certain other programming interests will be effected on a tax-free basis by UVSG issuing 6,375,000 shares of Class A Common Stock.

     On February 18, 1998, the Company announced plans for a two-for-one split of the Company's Class A Common Stock and Class B Common Stock to be effected in the form of a stock dividend of one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding. The stock split is contingent on stockholder approval to increase the number of authorized shares of Class A Common Stock and Class B Common Stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.




                               PART III



ITEMS 10 THROUGH 13.

     Incorporated by Reference from the Sections entitled "Election of Directors", "Executive Compensation", "Employment Agreements", "Separation Agreements", "Security Ownership of Certain Beneficial Owners and Management", "Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "Certain Transactions" in the Registrant's Proxy Statement for its Annual Meeting in 1998.


                                PART IV



ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)  1.   FINANCIAL STATEMENTS - The financial statements and schedules listed in the Index to Consolidated Financial Statements and Index to Financial Statement Schedules, which appear on page 46, are filed as part of this annual report.

     2. EXHIBITS - The exhibits listed in the Index to Exhibits, which appears on pages 73 through 75, are filed as a part of this annual report.



(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1997.

                     UNITED VIDEO SATELLITE GROUP, INC.

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                               Amounts                          Balance
                   Balance at  Charged   Charged                   at
                   Beginning     to      to Other                End of
Description        of Period   Expense   Accounts   Deductions   Period
-----------        ---------   -------   --------   ----------   ------

Year ended
December 31, 1997:
 Allowance for
 doubtful
 accounts            $2,535    $  521    $   --       $  271     $2,785

Year ended
December 31,1996:
 Allowance for
 doubtful
 accounts             1,788     1,140     1,969(1)     2,362      2,535

Year ended
December 31,1995:
 Allowance for
 doubtful
 accounts               638       896       433(2)       179      1,788



(1) Amount represents the allowance for doubtful accounts contributed by Liberty Media Corporation's Netlink division to the retail C-Band home satellite dish venture.

(2) Amount represents the portion of the purchase price of SSDS, Inc. allocated to the allowance for doubtful accounts.

                  UNITED VIDEO SATELLITE GROUP, INC.

                          INDEX TO EXHIBITS



Exhibit
  No.                      Exhibit Description


  3.1        Restated Certificate of Incorporation of United Video
               Satellite Group, Inc. (7)
  3.2        Restated Bylaws of United Video Satellite Group, Inc. (9)
  4.1        Specimen of Class A Common Stock certificate of United
               Video Satellite Group, Inc. (2)
  4.2        The Certificate of Incorporation and Bylaws of the Company
               are filed as Exhibits 3.1 and 3.2.
 10.1        Lease dated January 12, 1993 between Phillip Ruffin and UV
               Corp. (Tulsa office facilities). (1)
 10.2        Transponder Purchase Agreement for Galaxy V dated October
               5, 1989 between Hughes Communications Galaxy, Inc. and
               UVTV. (2)
 10.3        C-4 Satellite Fully-Protected Transponder Service
               Agreement dated February 7, 1990, between GE American Communications, Inc. and Prevue Networks. (2)
 10.4 *      Form of Management Stock Appreciation Rights Agreement.
               (1)
 10.5 *      Equity Incentive Plan. (3)
 10.6 *      First Amendment to the Equity Incentive Plan.
 10.7 *      United Video Satellite Group, Inc. Stock Option Plan for
               Non-Employee Directors.
 10.8 *      Employment Agreement dated as of January 25, 1996, among
               United Video Satellite Group, Inc. and Lawrence Flinn,
               Jr. (7)
 10.9 *      Employment Agreement dated as of November 16, 1993
               between United Video Satellite Group, Inc. and Roy L.
               Bliss (3).
 10.10*      First Addendum and Amendment dated as of January 25, 1996, to the Employment Agreement dated as of November 16, 1993, among United Video Satellite Group, Inc. and Roy
               L. Bliss. (7)
 10.11*      Resignation Agreement dated February 18, 1997 for Roy L.
               Bliss. (9)
 10.12*      Employment Agreement dated as of October 18, 1994 between
               United Video Satellite Group, Inc. and Peter C. Boylan
               III. (4)
 10.13*      First Addendum and Amendment dated as of January 25,
               1996, to the Employment Agreement dated as of October 18, 1994, among United Video Satellite Group, Inc. and Peter C. Boylan III. (7)

 10.14       Voting Agreement dated as of July 20, 1995, among United
               Video Satellite Group, Inc. and certain shareholders of
               SSDS. (5)
 10.15       Registration Rights Agreement dated as of December 12,
               1994, between SSDS and certain shareholders of SSDS.
               (5)
 10.16       SSDS Registration Rights Agreement dated as of July 20,
               1994, between SSDS and certain shareholders of SSDS. (5)
 10.17*      SERP Deferred Compensation Plan (a continuation and
               restatement of the United Video Management, Inc. and Affiliates Employers' SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995. (6)
 10.18       Stockholder Agreement dated as of January 25, 1996, among
               United Video Satellite Group, Inc. and Tele-
               Communications, Inc. (7)
 10.19       Agreement between United Video Satellite Group, Inc. and
               Liberty Media Corporation dated as of August 9, 1996.
               (8)
 21.1        List of Subsidiaries of the Company.
 23.1        Consent of KPMG Peat Marwick LLP.
 23.2        Consent of Ernst & Young LLP.
 27.1        Financial Data Schedule.

*  Management Compensation Plan

 (1) Incorporated herein by reference from the Company's Registration Statement on Form S-1 of United Video Satellite Group, Inc. filed October 4, 1993; registration number 33-69838.

 (2) Incorporated herein by reference from Amendment No. 1 to Form S-1 filed October 21, 1993; registration number 33-69838.

 (3) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1993; Commission File Number 0-22662.

 (4) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1994, as amended by Form 10-K/A (Amendment No. 1); Commission File Number 0-22662.

 (5) Incorporated herein by reference from the Company's report on Form 8-K dated July 20, 1995; Commission File Number 0-22662.

 (6) Incorporated herein by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995; Commission File Number 0-22662.

 (7) Incorporated herein by reference from the Company's report on Form 8-K dated January 25, 1996; Commission File Number 0-22662.

 (8) Incorporated herein by reference from the Company's report on Form 8-K dated August 9, 1996; Commission File Number 0-22662.

 (9)  Incorporated herein by reference from the Company's Annual
      Report on Form 10-K for the year ended December 31, 1996;
      Commission File Number 0-22662.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                UNITED VIDEO SATELLITE GROUP, INC.,
                                       a Delaware corporation


Dated:  March 10, 1998          By:   /s/ Peter C. Boylan III
                                    ------------------------------
                                          Peter C. Boylan III
                                             President and
                                        Chief Operating Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                     Title/Position Held           Date
---------                     -------------------           ----





/s/ Gary S. Howard
------------------------
Gary S. Howard               Chairman of the Board      March 10, 1998
                             and Chief Executive
                             Officer




/s/ Peter C. Boylan III
------------------------
Peter C. Boylan III          President and Chief        March 10, 1998
                             Operating Officer
                             and Director






/s/ Craig M. Waggy
------------------------
Craig M. Waggy               Senior Vice President      March 10, 1998
                             and Chief Financial
                             Officer (Principal
                             Accounting Officer)


/s/ Lawrence Flinn, Jr.
------------------------
Lawrence Flinn, Jr.          Chairman Emeritus          March 10, 1998
                             and Director




/s/ Robert R. Bennett
------------------------
Robert R. Bennett            Director                   March 10, 1998





/s/ Leo J. Hindery
------------------------
Leo J. Hindery               Director                   March 10, 1998





/s/ Larry E. Romrell
------------------------
Larry E. Romrell             Director                   March 10, 1998





/s/ J. David Wargo
------------------------
J. David Wargo               Director                   March 10, 1998