Form 10-K/A
period 1997-12-31
UNITED VIDEO SATELLITE GROUP INC
filed 1998-04-30
CIK 913061

-----------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K/A

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




----------------------------------------------------------------------

     The Registrant hereby amends the following items of Part III of its Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 11, 1998:


                              PART III


Item 10.   Directors and Executive Officers of the Registrant


Executive Officers and Directors


     The following table identifies executive officers and directors of the Company as of April 28, 1998 and sets forth their respective ages and positions with the Company.


     Gary S. Howard    . . . . . 47     Chairman of the Board of
                                          Directors and Chief Executive
                                          Officer
     Peter C. Boylan III   . . . 34     President, Chief Operating
                                          Officer and Director
     Charles B. Ammann . . . . . 43     Senior Vice President and
                                          General Counsel
     Craig M. Waggy  . . . . . . 39     Senior Vice President and
                                          Chief Financial Officer
     Toby DeWeese  . . . . . . . 37     Vice President Corporate
                                          Development
     Lawrence Flinn, Jr. . . . . 62     Chairman Emeritus of the
                                          Board of Directors
     Robert R. Bennett . . . . . 40     Director
     Leo J. Hindery, Jr. . . . . 50     Director
     Larry E. Romrell  . . . . . 58     Director
     J. David Wargo  . . . . . . 44     Director


     Set forth below is a description of the backgrounds of the executive officers and directors of the Company:

     Gary S. Howard joined the Company in June 1997 as Chairman of the Board of Directors and Chief Executive Officer. Mr. Howard was named an Executive Vice President of TCI and President and Chief Executive Officer of TCI Ventures Group, LLC ("Ventures LLC"), a subsidiary of TCI, in December 1997 and has served as Chief Executive Officer of TCI Satellite Entertainment, Inc. ("TSAT") since December 1996. Mr. Howard served as President of the Company from June 1997 to August 1997, President of TSAT from February 1995 through August 1997, a Senior Vice President of TCI Communications, Inc. ("TCIC") from October 1994 to December 1996, and a Vice President of TCIC from December 1991 through October 1994. Mr. Howard is a director of TCI Satellite Entertainment, Inc.

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

     Lawrence Flinn, Jr. assumed the position Chairman Emeritus in June 1997. Prior to that time, Mr. Flinn had been Chairman of the Board of Directors and Chief Executive Officer since he acquired a majority ownership interest in the Company in 1976. Mr. Flinn has been a full-time professional participant in the cable television industry for nearly 30 years. Mr. Flinn is a director of LodgeNet Entertainment Corporation.

     Robert R. Bennett has been an Executive Vice President of TCI and President and Chief Executive Officer of Liberty since April 1997. From June 1995 through March 1997, Mr. Bennett was an Executive Vice President and the Chief Financial Officer, Secretary and Treasurer of Liberty. Mr. Bennett served as Senior Vice President of Liberty from September 1991 through June 1995. Mr. Bennett was elected a director of the Company in February 1998. Mr. Bennett is a director of BET Holdings, Inc. and TCI Music, Inc.

     Leo J. Hindery, Jr. has been President and Chief Operating Officer of TCI and President and Chief Executive Officer of TCIC since
March 1997 and has served as President and Chief Executive Officer of TCI Pacific Communications, Inc. ("TCI Pacific"), a subsidiary of TCI since September 1997. Mr. Hindery was elected a director of TCI in May 1997 and of the Company in November 1997. In addition, Mr. Hindery is President, Chief Executive Officer and/or a director of many of TCI's subsidiaries. From 1988 until he joined TCI, Mr. Hindery was founder, Managing General Partner and Chief Executive Officer of Intermedia Partners and its affiliates. Mr. Hindery is Chairman of the Board of TCI Music, Inc. and is a director of TCIC, TCI Pacific, At Home Corporation, TSAT and Cablevision Systems Corporation.

     Larry E. Romrell has been an Executive Vice President of TCI since January 1994. Mr. Romrell has served as the Executive Vice President and Chief Executive Officer of TCI Business Alliance and Technology Co., Inc., a subsidiary of TCI, a Senior Vice President of Ventures LLC since December 1997, and President of TCI Technology Ventures, Inc., a subsidiary of TCI, from September 1994 to October 1997. Mr. Romrell served as a Senior Vice President of TCIC from 1991 to September 1994. Mr. Romrell is a director of General Communication, Inc. and Teleport Communications Group, Inc.

     J. David Wargo has been President of Wargo & Company, a private investment company specializing in the communications industry, since January 1993. Mr. Wargo was a Managing Director of The Putnam
Companies from December 1989 to December 1992.

     There are no family relationships among any of the directors and executive officers of the Company.

Stockholder Agreement with TCI

     On January 25, 1996, TCI acquired a controlling interest in the Company from Mr. Flinn, the Company's Chairman and Chief Executive Officer, when the Company merged (the "Merger") with a wholly owned subsidiary of TCI pursuant to an Agreement and Plan of Merger dated as of July 10, 1995, as amended (the "Merger Agreement"), among the Company, TCI and TCI Merger Sub, Inc. In connection with the Merger, the Company and TCI entered into a Stockholder Agreement dated as of January 25, 1996, which currently requires TCI to vote its shares of the Company's equity securities in any general election of directors in favor of the election of Mr. Boylan as a director so long as he is an executive officer of the Company. The Stockholder Agreement in certain circumstances also limits TCI's ability to vote its equity securities of the Company at a stockholders' meeting in favor of certain transactions requiring stockholder approval.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely upon a review of copies of such reports filed with the Company, and written representations received from the reporting persons, the Company believes that all filings required to be made by the reporting persons for the last fiscal year were made on a timely basis except as follows: Mr. Gary S. Howard, Chairman of the Board and Chief Executive Officer of the Company was late in filing the initial Form 3, which reported no beneficial ownership of shares of Class A Common Stock.



Item 11.   Executive Compensation


Summary Compensation Table

     The following Summary Compensation Table sets forth a summary of the compensation paid by the Company during each of the fiscal years ended December 31, 1997, 1996 and 1995, to the chief executive officer and four other most highly compensated executive officers ("the Named Executive Officers"). During the last three fiscal years, none of the Named Executive Officers received any restricted stock awards or long-term incentive payouts nor did any of the Named Executive Officers receive any other annual compensation.


                       SUMMARY COMPENSATION TABLE


                                                                   LONG-TERM
                                                                   COMPENSATION
                                                                   AWARDS
                                                                   SECURITIES
                                       ANNUAL        ANNUAL        UNDERLYING   ALL OTHER
NAME AND PRINCIPAL                     COMPENSATION  COMPENSATION  OPTIONS/     COMPENSATION
POSTION (1)                   YEAR     SALARY ($)    BONUS ($)     SARS (2)     ($) (3)


Gary S. Howard (4)            1997     $215,480      $174,300      100,000      $    --
 Chairman of the Board        1996     $     --      $     --           --      $    --
 and Chief Executive Officer  1995     $     --      $     --           --      $    --

Lawrence Flinn, Jr. (5)       1997     $250,000      $     --           --      $16,491
 Chairman Emeritus of the     1996     $646,875      $212,710           --      $35,711
 Board                        1995     $568,750      $351,000           --      $49,970

Peter C. Boylan III           1997     $323,091      $256,300       86,000      $16,025
 President and                1996     $259,721      $212,710      150,000      $21,571
 Chief Operating Officer      1995     $230,644      $200,000           --      $49,529

Charles Butler Ammann (6)     1997     $180,000      $ 78,000           --      $ 7,843
 Senior Vice President and    1996     $166,000      $ 25,000       14,000      $   260
 General Counsel              1995     $     --      $     --           --      $    --

Craig M. Waggy (7)            1997     $115,667      $ 77,000       18,000      $ 5,371
 Senior Vice President and    1996     $ 99,117      $ 46,170       14,000      $ 3,276
 Chief Financial Officer      1995     $ 51,154      $ 30,000           --      $    17





(1) The positions shown represent the positions held by such persons at the end of 1997.
(2) All grants for 1997 and 1996 represent stock options to acquire Class A Common Stock under the Company's Equity Incentive Plan.
(3) Includes contributions under (i) the Company's SERP and 401(k) Plans and, (ii) the compensation component of term life insurance premiums, respectively, as follows for 1997: Mr. Flinn, $12,570 and $3,832; Mr. Boylan, $15,493 and $393; Mr. Ammann, $7,456 and
     $372; and Mr. Waggy, $5,222 and $149.
(4)  Mr. Howard joined the Company on June 1, 1997.
(5) Mr. Flinn served as Chairman of the Board and Chief Executive Officer until June 1997.
(6)  Mr. Ammann joined the Company on January 1, 1996.
(7)  Mr. Waggy joined the Company on June 19, 1995.

     The following table sets forth information concerning options granted in 1997 to the Named Executive Officers:



                OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                    PERCENT
                        NUMBER OF   OF TOTAL                           POTENTIAL REALIZABLE    POTENTIAL REALIZABLE
                        SECURITIES  OPTIONS/SARS EXERCISE              VALUE AT ASSUMED ANNUAL VALUE AT ASSUMED ANNUAL
                        UNDERLYING  GRANTED TO   OF BASE               RATES OF STOCK PRICE    RATES OF STOCK PRICE
                        OPTIONS/    EMPLOYEES    PRICE                 APPRECIATION FOR        APPRECIATION FOR
                        SARS        IN FISCAL    PER       EXPIRATION  OPTION TERM -           OPTION TERM -
NAME                    GRANTED(#)  YEAR (1)     SHARE     DATE        5% ($)                  10% ($)


Gary S. Howard (2)      100,000     21.8%        $16.63    05-27-07    $1,045,537              $2,649,597

Lawrence Flinn, Jr.          --       --             --          --            --                      --

Peter C. Boylan III (2)  86,000     18.8%        $15.75    04-30-07    $  851,838              $2,158,724

Charles Butler Ammann        --       --             --          --            --                      --

Craig M. Waggy (2)       18,000      3.9%        $15.75    04-30-07    $  178,292              $  451,826



(1) Computation includes 15,000 options granted under the United Video Satellite Group, Inc. Stock Option Plan for Non-Employee
     Directors.
(2) Incentive and non-qualified stock options to acquire shares of the Company's Class A Common Stock.

     The following table sets forth information concerning options exercised in 1997 and outstanding options held by the Named Executive Officers as of December 31, 1997:




                 AGGREGATED OPTION/SAR EXERCISES IN
          LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES



                                                    NUMBER OF                   VALUE OF UNEXERCISED IN-
                        SHARES                      UNEXERCISED OPTIONS AT      THE-MONEY OPTIONS AT
                        ACQUIRED ON   VALUE         DECEMBER 31, 1997 (#)       DECEMBER 31, 1997 ($)(1)
NAME                    EXERCISE (#)  REALIZED ($)  EXERCISABLE / UNEXERCISABLE EXERCISABLE / UNEXERCISABLE


Gary S. Howard               --            --            --     /    100,000            --   /  $1,212,500

Lawrence Flinn, Jr.          --            --            --     /         --            --   /          --

Peter C. Boylan III          --            --       220,244     /    206,000    $3,699,514   /  $1,838,000

Charles Butler Ammann        --            --         2,800     /     11,200    $   45,500   /  $  182,000

Craig M. Waggy               --            --         2,800     /     29,200    $   45,500   /  $  416,000






(1) The value of unexercised in-the-money options is calculated based upon the last reported sales price per share of the Company's Class A Common Stock on the Nasdaq National Market on December 31, 1997 ($28 3/4), less the exercise price.

Directors' Compensation

     Directors who are not also employees of the Company or its subsidiaries receive a fee of $4,000 per meeting attended in person and a fee of $2,000 per committee meeting attended in person, unless such committee meeting is held on the same day as a meeting of the full Board of Directors. Telephonic meetings of boards and committees are compensable at the rate of $400. Directors who are also employees of the Company or its subsidiaries receive no additional compensation for serving as directors. The Company reimburses all of its directors for reasonable travel and out-of-pocket expenses in connection with their attendance at meetings of the Board of Directors.

     The Company adopted the United Video Satellite Group, Inc. Stock Option Plan for Non-Employee Directors (the "Directors Plan") on March 8, 1996, subject to stockholder approval, which was given on May 15, 1996. The Company has reserved 165,000 shares of Class A Common Stock to be issued pursuant to the exercise of options granted under the Directors Plan. The Directors Plan provided each non-employee director as of May 15, 1996, an option to purchase 15,000 shares of Class A Common Stock. Each non-employee director who is newly elected to the Board of Directors will be granted an option to purchase 15,000 shares of Class A Common Stock if sufficient shares are then available for grant thereunder or, if not, an option to purchase the number of shares then available for grant thereunder. Options granted under the Directors Plan vest at the rate of 20% per year, beginning one year after the date of grant; however, upon a change in control of the Company, as defined in the Directors Plan, the options fully vest.


Employment Agreements

     The Company has employment agreements with Messrs. Flinn and Boylan. The agreements have terms ending on January 25, 1999, and provide for 1998 base salaries of $698,625 and $400,000 for Messrs. Flinn and Boylan, respectively, with annual increases of 8% in base salary for Mr. Flinn and 12.5% in base salary for Mr. Boylan. Bonuses may be granted from time to time at the discretion of the Compensation Committee. Messrs. Flinn and Boylan have each agreed they will not compete against the Company during the period they are employed by the Company and for three years after termination of the agreement. Employment may be terminated by the Company at any time, with or without cause. If employment is terminated without cause, the terminated individual is entitled to (i) a continuation of certain employee benefits, (ii) a severance payment equal to the amount of the base salary that would have been receivable through the later of the remainder of the agreement's term or one year from the date of termination, and (iii) payment of one-half of the base salary for the balance of the three-year period of the agreement not to compete (unless the terminated individual is employed or engaged as a full-time consultant). If employment is terminated by the Company or if the individual resigns after being assigned to a position of lesser responsibility, in either case within a six-month period after a change of control, the individual is entitled to a continuation of certain employee benefits and a severance payment equal to the amount of their base salary for the remainder of a two-year period following the change in control.

     Mr. Flinn resigned as Chairman of the Board and Chief Executive Officer of the Company during 1997 due to health concerns but continues to serve on the Board of Directors, Executive Committee and Compensation Committee and as an advisor to the Company at a reduced salary of $250,000 with no bonus.

Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

     The Compensation Committee was established to make recommendations regarding compensation, including incentive compensation, stock bonus, stock option, and other incentive or stock plans, and previously administered the Company's Equity Incentive Plan. The Compensation Committee also reviews and approves, subject to ratification by the Board of Directors, all compensation to the executive officers. The Compensation Committee currently consists of Messrs. Wargo (Chairman), Bennett, Flinn and Hindery.

     The Special Compensation Committee was established to grant awards under the Company's Equity Incentive Plan and to make other compensation awards where necessary in order to comply with the requirements of Section 162(m) of the Code. The Special Compensation Committee currently consists of two members of the Compensation
Committee, Messrs. Bennett and Wargo.

     Mr. Flinn was the Chairman of the Board of Directors and Chief Executive Officer of the Company through June 1997.

     Mr. Hindery is President and Chief Operating Officer of TCI and Mr. Bennett is an Executive Vice President of TCI. TCI purchased $8.1 million of video, program promotion and guide services and subscriber management services from the Company during 1997. Additionally, TCI purchased system integration services from the Company totaling $1.2 million during 1997. The Company purchased $36.8 million of programming and production services from TCI during 1997.

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

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management


     The following table sets forth certain information as of April 28, 1998, regarding ownership of UVSG Common Stock by (1) each person believed by UVSG to be the beneficial owner of more than five percent of its outstanding Common Stock; (2) each Director and the Named Executive Officers, and (3) all current executive officers and directors of UVSG as a group. Shares of UVSG Class B Common Stock are convertible immediately into shares of UVSG Class A Common Stock on a one-for-one basis and, accordingly, holders of UVSG Class B Common Stock are deemed to own beneficially the same number of shares of UVSG Class A Common Stock. The table below does not reflect such beneficial ownership of UVSG Class A Common Stock.


                       UVSG Class A       UVSG Class B
                       Common Stock       Common Stock
                      ----------------   ---------------
                                                            Percent of
                                                            Vote of All
                        Number   Percent   Number  Percent  Outstanding
                          of       of        of      of     UVSG Common
Beneficial Owner        Shares    Class    Shares   Class      Stock
----------------        ------   -------   ------  -------  -----------

Tele-Communications,
  Inc. (1)(2)         14,518,760  59.8%  12,373,294  100%      93.4%

Wanger Capital
  Management (3)       1,483,400   6.1%          --   --        1.0%

Robert R. Bennett             --    --           --   --         *

Leo J. Hindery, Jr.           --    --           --   --         *

Larry E. Romrell (4)       6,000    *            --   --         *

J. David Wargo (4)        93,500    *            --   --         *

Lawrence Flinn, Jr.(5)    59,001    *            --   --         *

Gary S. Howard                --    *            --   --         *

Peter C. Boylan III
 (6)                     267,444    *            --   --         *

Charles Butler Ammann
  (7)                      5,600    *            --   --         *

Craig M. Waggy (8)         9,200    *            --   --         *

All Directors and
  Executive Officers
  as a Group
 (10 persons)(9)         440,745   1.8%          --   --         *

* Less than 1%
 (1) The address of Tele-Communications, Inc. is 5619 DTC Parkway, Englewood, Colorado 80111-3000.
 (2) TCI is party to a Stockholder Agreement with the Company providing for certain matters relating to the voting of equity securities of the Company held by it. See "Stockholder Agreement with TCI".
 (3) The address of Wanger Capital Management is 227 West Monroe Street, Suite 3000, Chicago, Illinois 60606-5016.
 (4) Includes 3,000 shares of Class A Common Stock subject to presently exercisable options and 3,000 shares of Class A Common Stock subject to options that will become exercisable within 60 days.
 (5) Includes 59,001 shares of Class A Common Stock owned by the Lawrence Flinn, Jr., Charitable Trust of which Mr. Flinn is Trustee. Mr. Flinn disclaims beneficial ownership of such shares.
 (6) Includes 206,092 shares of Class A Common Stock subject to presently exercisable options and 47,200 shares of Class A Common Stock subject to options that will become exercisable within 60 days.
 (7) Includes 5,600 shares of Class A Common Stock subject to presently exercisable options.
 (8) Includes 5,600 shares of Class A Common Stock subject to presently exercisable options and 3,600 shares of Class A Common Stock subject to options that will become exercisable within 60 days.
 (9) Includes 223,292 shares of Class A Common Stock subject to presently exercisable options and 56,800 shares of Class A Common Stock subject to options that will become exercisable within 60 days.

Item 13.  Certain Relationships and Related Transactions

     TCI purchased $8.1 million of video, program promotion and guide services and subscriber management services from the Company during 1997. Additionally, TCI purchased system integration services from the Company totaling $1.2 million during 1997. The Company purchased $36.8 million of programming and production services from TCI during 1997.

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


                                UNITED VIDEO SATELLITE GROUP, INC.
                                      a Delaware corporation




Dated:  April 30, 1998          By:     /s/ Peter C. Boylan III
                                     -----------------------------
                                          Peter C. Boylan III
                                             President and
                                        Chief Operating Officer