Form 10-Q
period 1998-03-31
UNITED VIDEO SATELLITE GROUP INC
filed 1998-05-15
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED MARCH 31, 1998

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
Yes  X   No
    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of May 8, 1998:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             24,288,594
Class B Common Stock $.01 Par Value             12,373,294

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNITED VIDEO SATELLITE GROUP, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
              (In thousands, except per share amounts)

                                             March 31,     December 31,
                                               1998           1997
                                               ----           ----

ASSETS
Current assets:
  Cash and cash equivalents                  $ 58,493        $ 30,752
  Marketable securities, at fair value        110,252         112,334
  Accounts receivable, net of allowance
    for doubtful accounts                      55,423          55,611
  Prepaid expenses and other                    9,350           9,842
  Deferred tax asset                            2,135           2,123
                                             --------        --------
Total current assets                          235,653         210,662

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 47,906          50,992
Goodwill, net of accumulated amortization      87,988          29,157
Other assets, net of accumulated
  amortization                                  4,267           3,641
                                             --------        --------
Total assets                                 $375,814        $294,452
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  3,406        $  5,894
  Accrued liabilities                          60,345          50,385
  Note payable and current portion of
    capital lease obligations and
    long-term debt                              8,989          10,957
                                             --------        --------
                                               72,740          67,236
  Customer prepayments                        124,201          91,266
                                             --------        --------
Total current liabilities                     196,941         158,502

Deferred compensation                             871             871
Deferred tax liability                          8,454           2,737
Capital lease obligations and
  long-term debt                               16,291          17,207
Minority interest                               3,112           3,141

Stockholders' equity
  Class A common stock, $.01 par value            242             244
  Treasury stock (Class A), at cost              (114)           (114)
  Class B common stock, $.01 par value            124             124
  Additional paid-in capital                   33,375          39,226
  Accumulated other comprehensive
    earnings, net of tax                          406             (13)
  Retained earnings                           134,747         115,833
                                             --------        --------
                                              168,780         155,300
  Minority interest deficit in Superstar/
    Netlink Group LLC                         (18,635)        (43,306)
                                             --------        --------
Total stockholders' equity                    150,145         111,994
                                             --------        --------
Total liabilities and stockholders' equity   $375,814        $294,452
                                             ========        ========


                        See accompanying notes.

                  UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                                1998          1997
                                                ----          ----
Revenues:
  Satellite services                         $121,626      $107,025
  Advertising sales                             9,127         6,272
  Systems integration services                  9,564         9,579
                                             --------       -------
                                              140,317       122,876
Operating expenses:
  Programming and delivery                     76,994        64,428
  Selling, general and administrative          37,946        36,472
  Depreciation and amortization                 7,028         4,556
                                             --------       -------
                                              121,968       105,456
                                             --------       -------
Operating income                               18,349        17,420

Other income, net                              15,760           497
                                             --------       -------
Income before income taxes and
  minority interest                            34,109        17,917
Provision for income taxes                    (11,378)       (5,413)
Minority interest in earnings                  (3,817)       (3,097)
                                             --------       -------
Net income                                   $ 18,914       $ 9,407
                                             ========       =======

Net income per share:
  Basic                                      $   0.51       $  0.26
  Diluted                                    $   0.51       $  0.26



                         See accompanying notes.

                  UNITED VIDEO SATELLITE GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                          (In thousands)

                                                 Three Months Ended
                                                      March 31,
                                                  1998        1997
                                                  ----        ----
Operating activities:
Net income                                     $ 18,914     $ 9,407
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Gain on issuance of equity by
      subsidiary                                (14,700)         --
    Depreciation and amortization                 7,028       4,556
    Minority interest in earnings                 3,817       3,097
    Non-cash compensation expense                   660          72
    Deferred income taxes                         5,460          35
    Amortization of bond premiums                   504         257
    Other                                           149         (29)
    Changes in operating assets and
      liabilities, net of the effect
      of acquisitions:
        Accounts receivable                       6,453       6,840
        Prepaid expenses and other                 (475)     (1,374)
        Accounts payable                         (2,534)     (1,947)
        Accrued liabilities                       3,805       6,504
        Customer prepayments                     11,457      (1,584)
        Other                                        --        (310)
                                                -------     -------
Net cash provided by operating activities        40,538      25,524

Investing activities:
  Capital expenditures                           (1,229)     (1,665)
  Purchases of marketable securities            (63,757)    (16,429)
  Maturities of marketable securities            65,999       7,744
  Other                                            (678)         57
                                                -------     -------
Net cash provided by (used in)
  investing activities                              335     (10,293)

Financing activities:
  Repayment of capital lease obligations
    and long-term debt                           (2,884)     (3,253)
  Issuance of stock                                 188       1,950
  Repurchase of stock                            (6,743)     (2,078)
  Distributions to minority interests            (3,704)     (7,000)
  Other                                              11         469
                                                -------     -------
Net cash used in financing activities           (13,132)     (9,912)
                                                -------     -------

Net increase in cash and cash equivalents        27,741       5,319

Cash and cash equivalents at beginning of
  period                                         30,752      42,796
                                                -------     -------
Cash and cash equivalents at end of period      $58,493     $48,115
                                                =======     =======

Supplemental disclosures of cash
  flow information:
    Interest paid                               $   450     $   566
    Income taxes paid                           $   225     $ 1,581


                      See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1998




1.   Basis of Presentation

     United Video Satellite Group, Inc. ("UVSG" or the "Company"), a majority-controlled subsidiary of Tele-Communications, Inc. ("TCI"), provides satellite-delivered video, audio, data and program promotion services to cable television systems, direct-to-home satellite dish users, radio stations and private network users primarily throughout North America, and software development and system integration services to commercial entities, the federal government and defense related agencies in locations throughout the United States. The majority of the Company's operating income is earned through the sale of home satellite dish services and satellite distribution of video and program promotion services.

     The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its results of operations and cash flows for such periods. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. Certain amounts in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("Statement") No. 130, Reporting Comprehensive Income. The Company has reclassified its prior period condensed consolidated balance sheet to conform to the requirements of Statement 130. Statement 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included unrealized holding gains and losses for available-for-sale securities that are recorded directly in stockholders' equity in other comprehensive earnings. Pursuant to Statement 130, these items are reflected, net of related tax effects, as components of comprehensive earnings and are included in accumulated other comprehensive earnings in the Company's condensed consolidated balance sheets. Comprehensive income for the three months ended March 31, 1998 and 1997 is $19.3 million and $9.4 million, respectively.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.



2.   Contingencies

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight Telecast, Inc. ("StarSight"), now a wholly owned subsidiary of Gemstar International Group Limited ("Gemstar"), bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 16, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. In December 1995, StarSight moved to amend its complaint to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. The trial is currently in adjournment. Discovery and trial of all other issues has been stayed. In January 1998, the Company and Gemstar announced the formation of a joint venture, which transaction included the settlement of the Company's litigation with StarSight. The deadline set for satisfaction of certain closing conditions in the joint venture agreement passed without satisfaction of those conditions; however, the Company and Gemstar continue to have discussions. Accordingly, the litigation has not yet been dismissed. The trial is scheduled to resume on July 6, 1998. There can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's Prevue Interactive subsidiary and the future financial position or results of operations of the Company.

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

     On June 2, 1997, a lawsuit was filed in the federal district court for the district of Connecticut against the Company by one of its mass marketers who claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. Discussions to resolve these matters are on going. On June 11, 1997, the court denied the marketer's motion for a temporary restraining order, and on October 10, 1997, denied the marketer's motion for a preliminary injunction. The marketer initially appealed the latter ruling to the United States Court of Appeals for the Second Circuit, but, thereafter, voluntarily withdrew and dismissed the appeal with prejudice on March 3, 1998. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

3.   Turner Vision Transaction

     Effective February 1, 1998, Turner Vision, Inc. ("Turner Vision") contributed its retail C-band home satellite dish business' assets, obligations and operations to Superstar/Netlink Group LLC ("SNG") in return for an approximate 20% interest in SNG, reducing the Company's and Liberty Media Corporation's ("Liberty's") ownership interest in SNG to approximately 40% each. The Company continues to manage SNG and SNG's operating results continue to be consolidated with those of the Company. Liberty is wholly owned by TCI.

     The contribution was accounted for as a purchase of Turner Vision's business by SNG. Assets contributed by Turner Vision to SNG totaled $5.4 million and consisted primarily of $3.9 million of cash and $1.5 million of accounts receivable. These assets were subject to liabilities of $27.7 million, consisting primarily of $21.5 million of customer prepayments and $6.2 million of accounts payable and accrued liabilities. The purchase price of Turner Vision's business exceeded the fair value of the underlying assets acquired by approximately $61.2 million, which amount was assigned to goodwill and is being amortized over five years. As a result of the transaction, the Company recognized a gain of $14.7 million which is included in "Other Income".

     The following pro forma financial information reflects the Company's results of operations for the three months ended March 31, 1998 and 1997 as though the retail operations of Turner Vision had been acquired as of January 1, 1997, excluding the gain recognized by the Company as a result of the transaction:

                                             1998           1997
                                             ----           ----

     Pro forma:
       Revenues                            $148,072       $145,020
       Net income                             9,117          7,667
       Net income per share:
         Basic                             $   0.25       $   0.21
         Diluted                           $   0.24       $   0.21

4.   Earnings Per Share


     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):

                               1998                    1997
                       --------------------    --------------------
                                  Per Share               Per Share
                                    Amount                  Amount
                                  ---------               ---------

Net income             $18,914                 $ 9,407
                       =======                 =======

Weighted average
  number of shares
  of common stock
  outstanding           36,743      $0.51       36,409      $0.26
                                    =====                   =====

Effect of dilutive
  securities -
  stock options            535                     439
                       -------                 -------

Weighted average
  number of shares
  of common stock
  and dilutive
  potential common
  shares                37,278      $0.51       36,848      $0.26
                       =======      =====      =======      =====


5.   Other Matters

     On January 21, 1998, the Company and Gemstar announced plans to form Interactive Prevue Guide, Inc. ("IPG"), a joint venture whose focus was to be the marketing of a portfolio of intellectual property, technology and data services for interactive program guides to multi-channel video service providers. The deadline set for satisfaction of certain closing conditions in the joint venture agreement passed without satisfaction of those conditions; however, the Company and Gemstar continue to have discussions. While the Company is hopeful that some business relationship beneficial to the Company will result from these discussions, there can be no assurances that any relationship will result.

     On February 17, 1998, the Company announced plans to acquire Liberty's approximate 40% interest in SNG as part of a transaction subject to, among other things, stockholder approval. The transaction, which also includes Liberty's business that distributes to cable television systems and other multi-channel video distributors, four network affiliates, one public broadcast station and one independent television station, collectively known as Denver 6, and certain other programming interests will be effected on a tax-free basis by UVSG issuing 6,375,000 shares of Class B Common Stock (the "Liberty Transaction"). The closing price of the Company's Class A Common Stock on the date the parties to the transaction agreed in principle to the described terms was $33 per share.

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

     On April 23, 1998, the Company, Liberty and Turner Vision announced an agreement in principle with Primestar, Inc. ("Primestar") for the sale of SNG to Primestar for approximately $480 million based on the delivery of 1.2 million C-band subscribers at the close of the transaction (the "Primestar Transaction"). The consideration is to be in the form of approximately $430 million in new convertible preferred stock of Primestar with the remainder in assumed liabilities. The preferred stock will be convertible into approximately 44.8 million shares of Primestar Class A Common Stock, bear a 6% cumulative dividend, payable in cash or shares of Primestar common stock, assuming such common stock is registered for resale, have a 12 year life and be redeemable in whole or part, at the election of Primestar, after four years. Consummation of the agreement is subject to certain conditions including receipt of applicable regulatory approvals. No assurance can be given that such transaction will be consummated or consummated on the terms described. As a result of this transaction, the Company and Liberty have agreed to restructure their transaction to permit the Primestar Transaction to close before the entire Liberty Transaction closes. In such event, the Company would acquire the Primestar preferred stock received by Liberty in the Primestar Transaction in lieu of Liberty's approximate 40% interest in SNG as announced in the Liberty Transaction. In the event the Primestar Transaction does not occur, the Liberty Transaction is to proceed as previously announced. On May 12, 1998, the Justice Department filed a complaint in U.S. District Court seeking to block the sale of an orbital slot to Primestar suitable for direct broadcast satellite ("DBS"). The Company is evaluating this event and its impacts on Primestar and the previously announced Primestar Transaction.

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

     The following table sets forth certain unaudited financial information for the Company and each of the businesses operated by it during the three months ended March 31, 1998 and 1997.

                                   Three Months Ended March 31,
                                       1998            1997
                                  ------------------------------
                                  Amount    %       Amount    %
                                  ------   ---      ------   ---
                                           (in thousands)

Revenues:
  Prevue Networks               $ 17,467    12%   $ 13,984    11%
  Superstar (1)                   99,710    71      86,233    70
  UVTV                            10,966     8      10,669     9
  SSDS                             9,564     7      10,097     8
  SpaceCom                         4,454     3       4,087     3
  Other/Eliminations              (1,844)   (1)     (2,194)   (1)
                                --------   ---     -------   ---
    Total                       $140,317   100%   $122,876   100%
                                ========   ===    ========   ===

EBITDA (2):
  Prevue Networks               $  4,225    17%   $  5,236    24%
  Superstar (1)                   12,607    50      10,251    47
  UVTV                             7,533    30       7,366    33
  SSDS                               644     2      (1,115)   (5)
  SpaceCom                         1,365     5         854     4
  Other/Eliminations                (997)   (4)       (616)   (3)
                                --------   ---     -------   ---
    Total                       $ 25,377   100%   $ 21,976   100%
                                ========   ===    ========   ===

Operating income:
  Prevue Networks               $  1,793    10%   $  3,173    18%
  Superstar (1)                    9,786    53       9,448    54
  UVTV                             6,945    38       6,770    39
  SSDS                              (196)   (1)     (1,836)  (11)
  SpaceCom                         1,020     5         481     3
  Other/Eliminations                (999)   (5)       (616)   (3)
                                --------   ---     -------   ---
    Total                       $ 18,349   100%   $ 17,420   100%
                                ========   ===    ========   ===

Consolidated depreciation
  and amortization              $  7,028          $  4,556
Consolidated capital
  expenditures                  $  1,229          $  1,665
Net cash provided by
  operating activities          $ 40,538          $ 25,524




(1) The amounts shown in the above tables for Superstar represent Superstar's revenues, EBITDA and operating income included in the Company's consolidated results of operations. Beginning February 1, 1998, these operating results include the retail operations of Turner Vision.

(2) EBITDA represents operating income, plus depreciation and amortization. Financial analysts generally consider EBITDA to be an appropriate measure of performance in the industries in which the Company operates. EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense, and should not be considered as a substitute for net income, cash flow or any other generally accepted accounting principles measure of performance, liquidity or financial position.

Results of Operations

Consolidated

     Revenues for the three months ended March 31, 1998 were $140.3 million, an increase of $17.4 million, or 14%, over the same period in 1997. The increase in revenues for the quarter was primarily due to $15.2 million of additional revenues attributable to Turner Vision's retail C-band operations which were combined with those of Superstar's retail C-band operations effective February 1, 1998 and increased service fee and advertising revenues by Prevue Networks. These increases were offset by a $3.1 million reduction in revenues as a result of the termination of Superstar's service agent agreements with program suppliers in the DBS market.

     Operating expenses, excluding depreciation and amortization, were $114.9 million for the three months ended March 31, 1998, an increase of $14.0 million, or 14%, when compared to $100.9 million for the same period in 1997. Operating expenses, excluding depreciation and amortization, increased primarily due to increased operating costs of $14.0 million attributable to Turner Vision, costs incurred to develop and launch the new look of Prevue Channel and increased personnel costs primarily attributable to the growth in Prevue Networks which were partially offset by a $2.9 million decrease in operating expenses of Superstar primarily as a result of the termination of Superstar's service agent agreements with program suppliers in the DBS market.

     Depreciation and amortization during the first quarter of 1998 was $7.0 million, an increase of $2.5 million, or 54%, over the same period in 1997. The increase in depreciation and amortization in 1998 was primarily a result of amortization of goodwill resulting from the acquisition of Turner Vision coupled with the acquisition of equipment to support the various Prevue products.

     Other income (expense) for the three months ended March 31, 1998 totaled $15.8 million compared to $497,000 for the same period in 1997. Included in other income during 1998 is $14.7 million of gain associated with the acquisition of Turner Vision (See Note 3 of Notes to Condensed Consolidated Financial Statements).

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 37.5% for the three-month period ended March 31, 1998, relatively unchanged from 37.4% for the same period in 1997.

     Minority interest in earnings for the quarter ended March 31, 1998 of $3.8 million represents that portion of earnings attributable to the minority ownership in SNG, SSDS and Sneak Prevue LLC.

Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the three months ended March 31, 1998 and 1997:

                                        Three Months Ended March 31,
                                           1998              1997
                                           ----              ----
                                               (in thousands)

     Revenues                            $17,467           $13,984
     Operating expenses, before
       depreciation and amortization      13,242             8,748
                                         -------           -------
     EBITDA                                4,225             5,236
     Depreciation and amortization         2,432             2,063
                                         -------           -------
     Operating income                    $ 1,793           $ 3,173
                                         =======           =======

     EBITDA margin percentage              24%               37%
     Operating margin percentage           10%               23%


     Prevue Networks' revenues for the three months ended March 31, 1998 were $17.5 million, an increase of $3.5 million, or 25%, over the same period in 1997. The increase in revenues was largely attributable to advertising revenues, which grew $2.9 million, or 46%, over the first quarter of 1997 due to higher rates, and increased service fee revenues attributable to Prevue Channel, which increased $553,000, or 10%, for the quarter when compared to the same period in 1997. Sneak Prevue revenues were relatively unchanged during the first quarter of 1998 compared to the same quarter in 1997. Prevue Channel subscriber counts increased by 2.1 million, or 5%, to 47.7 million as of March 31, 1998 compared to those as of March 31, 1997. Sneak Prevue subscribers increased by 300,000, or 1%, to 35.1 million during the same period.

     Operating expenses, excluding depreciation and amortization, increased by $4.5 million, or 51%, during the first quarter of 1998 when compared to the same period in 1997. The increase in operating expenses, before depreciation and amortization, was due primarily to additional employees added to accommodate Prevue's growth coupled with approximately $2.3 million of costs incurred to develop and launch the new look of Prevue Channel.

     Depreciation and amortization during the first quarter of 1998 was $2.4 million, an increase of $369,000, or 18%, over the same period in 1997. The increase in depreciation and amortization was a result of the acquisition of additional customer control units and video production equipment necessary to support the various Prevue products.

Superstar

     The following table sets forth certain financial information for Superstar for the three months ended March 31, 1998 and 1997:


                                         Three Months Ended March 31,
                                            1998              1997
                                            ----              ----
                                                (in thousands)

     Revenues                             $99,710           $86,233
     Operating expenses, before
       depreciation and amortization       87,103            75,982
                                          -------           -------
     EBITDA                                12,607            10,251
     Depreciation and amortization          2,821               803
                                          -------           -------
     Operating income                     $ 9,786           $ 9,448
                                          =======           =======

     EBITDA margin percentage               13%               12%
     Operating margin percentage            10%               11%



     Revenues generated by Superstar for the three months ended March 31, 1998 were $99.7 million, an increase of $13.5 million, or 16%, over the same period in 1997. Revenue increased for the three month period due to $15.2 million of revenues attributable to Turner Vision's retail C-band operations which were acquired by SNG effective February 1, 1998 and increased C-band rates partially offset by a $3.1 million decrease in revenue as a result of the termination of Superstar's service agent agreements with program suppliers in the DBS market. Retail subscribers purchasing programming from SNG as of March 31, 1998 totaled approximately 1.2 million, an increase of 286,000 during the quarter and an increase of 259,000 during the prior twelve months. The increase in retail subscribers during the last twelve months includes approximately 310,000 subscribers acquired from Turner Vision on February 1, 1998. Excluding the impact of Turner Vision, retail subscribers purchasing programming from SNG decreased 3% and 6% for the three-month and twelve-month periods ending March 31, 1998, respectively. During the quarter ended March 31, 1998, the C-band industry declined 3%, decreasing by 55,000 subscribers, and for the twelve month period ended March 31, 1998, the industry decreased by 166,000 subscribers, or 7%.

     Operating expenses, excluding depreciation and amortization, were $87.1 million in the first quarter of 1998, an increase of $11.1 million, or 15%, compared to the same period in 1997. The increase in operating expenses, before depreciation and amortization, in the first quarter of 1998 as compared to the previous year's results was due primarily to expenses attributable to Turner Vision of $14.0 million, which were partially offset by a $2.9 million decrease in operating expenses resulting primarily from the termination of Superstar's service agent agreements with program suppliers in the DBS market.

     Depreciation and amortization for the first three months of 1998 was $2.8 million, an increase of $2.0 million, or 251%, compared to the same period in 1997. The increase in depreciation and amortization in 1998 was primarily a result of amortization of goodwill resulting from the acquisition of Turner Vision.

     On February 17, 1998, the Company announced plans to acquire Liberty's approximate 40% interest in SNG as part of a transaction subject to, among other things, stockholder approval. The transaction, which also includes the acquisition by the Company of Liberty's business that distributes to cable television systems and other multi-channel video distributors four network affiliates, one public broadcast station and one independent television station, collectively known as Denver 6, and certain other programming interests will be effected on a tax-free basis by UVSG issuing 6,375,000 shares of Class B Common Stock. The closing price of the Company's Class A Common Stock on the date the parties to the transaction agreed in principle to the described terms was $33 per share.

     On April 23, 1998, the Company, Liberty and Turner Vision announced an agreement in principle with Primestar for the sale of SNG to Primestar for approximately $480 million based on the delivery of
1.2 million C-band subscribers at the close of the transaction.   The
consideration is to be in the form of approximately $430 million in new convertible preferred stock of Primestar with the remainder in assumed liabilities. Consummation of the agreement is subject to certain conditions including receipt of applicable regulatory approvals. No assurance can be given that such transaction will be consummated or consummated on the terms described. As a result of this transaction, the Company and Liberty have agreed to restructure their transaction to permit the Primestar Transaction to close before the entire Liberty Transaction closes. In such event, the Company would acquire the Primestar preferred stock received by Liberty in the Primestar Transaction in lieu of Liberty's approximate 40% interest in SNG as announced in the Liberty Transaction. In the event the Primestar Transaction does not occur, the Liberty Transaction is to proceed as previously announced. On May 12, 1998, the Justice Department filed a complaint in U.S. District Court seeking to block the sale of an orbital slot to Primestar suitable for DBS. The Company is evaluating this event and its impacts on Primestar and the previously announced Primestar Transaction.

UVTV

     The following table sets forth certain financial information for UVTV for the three months ended March 31, 1998:


                                         Three Months Ended March 31,
                                            1998              1997
                                            ----              ----
                                                (in thousands)

     Revenues                             $10,966           $10,669
     Operating expenses, before
       depreciation and amortization        3,433             3,303
                                          -------           -------
     EBITDA                                 7,533             7,366
     Depreciation and amortization            588               596
                                          -------           -------
     Operating income                     $ 6,945           $ 6,770
                                          =======           =======

     EBITDA margin percentage               69%               69%
     Operating margin percentage            63%               63%



     UVTV's revenues for the first three months of 1998 were $11.0 million, an increase of $297,000, or 3%, from the same period in 1997. The increase in revenues is primarily the result of increased C-band license fees to recover the expense of copyright fees which increased on January 1, 1998. UVTV/WGN subscribers increased 6.3 million, or 18%, from March 1997 to March 1998, primarily due to the impact from new cable and DBS system launches and existing subscriber growth. The revenue impact of this subscriber growth was offset by a decline in per subscriber rates due to MSO consolidations and the mix of the subscriber base migrating toward cable and DBS, which have lower rates, and away from C-band, which has higher rates.

     Operating expenses, excluding depreciation and amortization, were $3.4 million during the first quarter of 1998, an increase of $130,000, or 4%, from those during the first quarter of 1997. The increase in operating expenses during 1998 results primarily from increased copyright fees discussed above.

     Depreciation and amortization in the first quarter of 1998 was $588,000, relatively unchanged compared to the same period in 1997.

SSDS

     SSDS' revenues for the first quarter of 1998 were $9.6 million, a decrease of $533,000, or 5%, compared to the first quarter of 1997. The decrease in revenues during 1998 compared to those of 1997 is primarily due to the completion of certain major projects during the first quarter of 1998 which caused a decrease in billable hours.

     Operating expenses, before depreciation and amortization, decreased during the first quarter of 1998 by $2.3 million, or 20%, from the same period in 1997 to $8.9 million. The decrease in operating expenses during the first quarter was primarily due to lower headcount and project costs, which were caused by the completion of certain major projects during the first quarter of 1998.

     Depreciation and amortization expense during the three months ended March 31, 1998 increased by $119,000, or 17%, over the same period in 1997. The increase in 1998 was the result of ongoing infrastructure equipment upgrades and new equipment to support the employees. Included in depreciation and amortization expense in both periods is approximately $503,000 of amortization of goodwill resulting from the Company's acquisition of SSDS in July 1995.


SpaceCom

     SpaceCom's revenues for the three months ended March 31, 1998 were $4.5 million, an increase of $367,000, or 9%, over the same period in 1997. The increase in revenues was attributable principally to increased demand for SpaceCom's satellite hardware. SpaceCom's transponders had an average occupancy, based on potential revenue, of 69% as of March 31, 1998, unchanged when compared to the same period in 1997.

     Operating expenses, excluding depreciation and amortization, were $3.1 million during the first quarter of 1998, a decrease of $144,000, or 4%, compared to the same period in 1997. The decrease in operating expenses, before depreciation and amortization, resulted primarily from decreased personnel costs and transmission expenses.

     Depreciation and amortization in the first quarter of 1998 was $345,000, a decrease of $28,000, or 8%, compared to the same period in 1997.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. During the first three months of 1998, net cash flows from operating activities were $40.5 million ($36.8 million after distributions to minority interests), reflecting the continued growth of the Company's after-tax earnings. This cash, plus existing cash resources and net proceeds of $2.2 million from the sale of marketable securities, were used to fund the Company's debt payments by SSDS of $2.0 million, repurchase of common stock of $6.7 million, capital expenditures of $1.2 million and the reduction in the Company's capitalized lease obligations of $851,000 during the three-month period.

     At March 31, 1998, the Company's cash, cash equivalents and marketable securities aggregated $168.7 million, an increase of $25.7 million over that as of December 31, 1997. The above total includes $19.5 million of cash and cash equivalents held by SNG, in which the Company has an approximate 40% ownership interest. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of March 31, 1998, approximately $88.6 million of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities along with investments made in certain equity securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits investments in fixed rate securities with maturities in excess of eighteen months from the date of investment.

     SSDS has a revolving credit facility with a bank which provides for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $7.5 million. Borrowings under this credit facility, which expires June 30, 1998, bear interest at the bank's stated prime rate plus a margin. SSDS was not in compliance with certain financial covenants contained in the credit agreement as of December 31, 1997 and has received waivers from the bank for such matters. Management believes SSDS may have to renegotiate certain financial covenant ratios to remain in compliance with the terms of the credit facility. Outstanding borrowings under the credit facility as of March 31, 1998 were $5.5 million.

     The Company collects annually, in advance, a majority of its SNG subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of March 31, 1998, the unearned portion of all prepayments totaled $124.2 million, of which approximately $108.3 million, or 87%, was attributable to SNG. SNG generally offers a refund of unearned prepayments at the customer's option if service is discontinued for any reason. In the case of UVTV and Prevue Networks, the Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments through approximately 2004 aggregating $19.4 million as of March 31, 1998, a reduction of $851,000, or 4%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.6 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $1.5 million in operating expenses, net of sublease revenue, during the three months ended March 31, 1998.

     Capital expenditures during the three months ended March 31, 1998 of $1.2 million were principally attributable to the purchase of control units provided to the Company's cable television customers and to data processing equipment and furniture, fixtures and facilities used by the Company.

     SNG makes monthly distributions to its members of all cash in excess of reasonable cash reserves established for anticipated working capital requirements and capital expenditures. During the three months ended March 31, 1998, cash distributions to minority interests in SNG aggregated $3.7 million.

     The Company believes, except as discussed above for SSDS, which will be required to renew or replace its existing credit facility in June 1998, that currently available cash and cash equivalents, marketable securities and cash flow generated from operations will provide the resources necessary to meet its working capital and related financing needs for the foreseeable future and to pursue opportunities to expand its businesses. However, should the Company require financial resources in excess of those currently available, it will likely look to both debt and equity as a source of funds.

     The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 1,000,000 shares of the Company's Class A Common Stock using existing cash resources. During the first quarter of 1998, the Company repurchased 188,000 shares of stock for a total of $6.7 million. To date, the Company has repurchased approximately 312,000 shares under the program.

     The Company continues to explore opportunities to expand the market share of its existing businesses, develop new products and acquire interests in new businesses.

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


Cautionary Statement

     This report contains "forward looking statements" within the meaning of the federal securities laws, including the Company's intentions to form IPG and settle the StarSight litigation, the Company's plans to acquire certain assets and operations from Liberty, the Company's plans to sell certain assets and operations to Primestar, the Company's plans for the development of interactive and information services, the sufficiency of existing and available transponder capacity, the availability of resources to fund operations and capital expenditures, the Company's pursuit of certain business activities and other statements of expectations, beliefs, plans and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, changes in the regulation of the cable television industry and home satellite dish industry adverse to the Company's services, loss of the cable compulsory license provided by federal law, the willingness of cable television systems to acquire and install new equipment that will allow the Company to effectively market its interactive technology, increased price and service competition within the industry, the Company's ability to keep pace with technological developments, the willingness and ability of third parties to consummate transactions and the Company's dependence upon intellectual property rights, including the Company's ability to defend itself against claims by others asserting infringement of their intellectual property.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The trial governing the Company's litigation with StarSight is scheduled to resume on July 6, 1998. See Note 2 of Notes to Condensed Consolidated Financial Statements.


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

              27.1   Financial Data Schedule - Quarter ended March 31,
                     1998
              27.2 Restated Financial Data Schedule - Twelve months ended December 31, 1996
              27.3   Restated Financial Data Schedule - Quarter ended
                     March 31, 1997
              27.4 Restated Financial Data Schedule - Six months ended June 30, 1997
              27.5 Restated Financial Data Schedule - Nine months ended September 30, 1997

          b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the first quarter of 1998.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 United Video Satellite Group, Inc.
                                            (Registrant)




Date:  May 15, 1998              By:    /s/ Peter C. Boylan III
                                     -------------------------------
                                           Peter C. Boylan III
                                              President and
                                         Chief Operating Officer