Form 10-Q
period 1998-06-30
UNITED VIDEO SATELLITE GROUP INC
filed 1998-08-14
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED JUNE 30, 1998

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
Yes  X   No
    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of August 11, 1998:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             24,246,374
Class B Common Stock $.01 Par Value             12,373,294

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNITED VIDEO SATELLITE GROUP, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
              (In thousands, except per share amounts)

                                              June 30,     December 31,
                                                1998          1997
                                                ----          ----

ASSETS
Current assets:
  Cash and cash equivalents                  $ 95,540        $ 30,752
  Marketable securities, at fair value         84,768         112,334
  Accounts receivable, net of allowance
    for doubtful accounts                      53,104          55,611
  Prepaid expenses and other                   12,291           9,842
  Deferred tax asset                            2,135           2,123
                                             --------        --------
Total current assets                          247,838         210,662

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 45,684          50,992
Goodwill, net of accumulated amortization      87,736          29,157
Other assets, net of accumulated
  amortization                                  5,674           3,641
                                             --------        --------
Total assets                                 $386,932        $294,452
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  3,207        $  5,894
  Accrued liabilities                          59,112          50,385
  Note payable and current portion of
    capital lease obligations and
    long-term debt                              7,038          10,957
                                             --------        --------
                                               69,357          67,236
  Customer prepayments                        115,514          91,266
                                             --------        --------
Total current liabilities                     184,871         158,502


Deferred compensation                             668             871
Deferred tax liability                         10,801           2,737
Capital lease obligations and
  long-term debt                               15,359          17,207
Minority interest                               3,203           3,141

Stockholders' equity
  Class A common stock, $.01 par value            243             244
  Treasury stock (Class A), at cost                --            (114)
  Class B common stock, $.01 par value            124             124
  Additional paid-in capital                   34,170          39,226
  Accumulated other comprehensive
    earnings (loss), net of tax                 3,814             (13)
  Retained earnings                           148,492         115,833
                                             --------        --------
                                              186,843         155,300
  Minority interest deficit in Superstar/
    Netlink Group LLC                         (14,813)        (43,306)
                                             --------        --------
Total stockholders' equity                    172,030         111,994
                                             --------        --------
Total liabilities and stockholders' equity   $386,932        $294,452
                                             ========        ========


                        See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             1998        1997       1998        1997
                             ----        ----       ----        ----
Revenues:
  Satellite services       $129,651    $109,227   $251,277    $216,252
  Advertising sales           9,982       7,879     19,109      14,151
  Systems integration
    services                  9,595      10,995     19,159      20,574
                           --------    --------   --------    --------
                            149,228     128,101    289,545     250,977

Operating expenses:
  Programming and
    delivery                 82,945      65,020    159,939     129,448
  Selling, general
    and administrative       35,208      37,668     73,154      74,140
  Depreciation and
    amortization              6,472       4,608     13,500       9,164
                           --------    --------   --------    --------
                            124,625     107,296    246,593     212,752
                           --------    --------   --------    --------
Operating income             24,603      20,805     42,952      38,225
Other income, net             1,192       1,311     16,952       1,807
                           --------    --------   --------    --------

Income before income
  taxes and minority
  interest                   25,795      22,116     59,904      40,032
Provision for income
  taxes                      (8,263)     (6,364)   (19,641)    (11,776)
Minority interest
  in earnings                (3,787)     (4,481)    (7,604)     (7,578)
                           --------    --------   --------    --------
Net income                 $ 13,745    $ 11,271   $ 32,659    $ 20,678
                           ========    ========   ========    ========

Net income per share(1):
  Basic                    $   0.19    $   0.15   $   0.44    $   0.28
  Diluted                      0.18        0.15       0.44        0.28


(1)   Adjusted for two-for-one stock split (See Note 5).


                         See accompanying notes.

                UNITED VIDEO SATELLITE GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                          (In thousands)


                                                  Six Months Ended
                                                      June 30,
                                                  1998        1997
                                                  ----        ----
Operating activities:
Net income                                     $ 32,659    $ 20,678
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Gain on issuance of equity by
      subsidiary                                (14,700)         --
    Depreciation and amortization                13,500       9,164
    Minority interest in earnings                 7,604       7,578
    Deferred income taxes                         5,814        (296)
    Amortization of bond premiums                   964         207
    Other                                           756         123
    Changes in operating assets and
      liabilities, net of the effect
      of acquisitions:
        Accounts receivable                       9,075       9,290
        Prepaid expenses and other               (3,352)     (3,996)
        Accounts payable                         (2,733)       (561)
        Accrued liabilities                       2,696      13,536
        Customer prepayments                      1,499     (12,546)
        Other                                        --        (427)
                                                -------     -------
Net cash provided by operating activities        53,782      42,750

Investing activities:
  Capital expenditures                           (3,428)     (3,604)
  Purchases of marketable securities            (72,398)    (49,612)
  Sales and maturities of marketable
    securities                                  105,065      14,193
  Other                                          (2,826)        167
                                                -------     -------
Net cash provided by (used in)
  investing activities                           26,413     (38,856)

Financing activities:
  Repayment of note payable, capital
    lease obligations and long-term debt         (5,767)     (4,467)
  Issuance of stock                                 841       2,101
  Repurchase of stock                            (6,745)     (2,078)
  Distributions to minority interests            (3,704)    (11,000)
  Other                                             (32)        456
                                                -------     -------
Net cash used in financing activities           (15,407)    (14,988)
                                                -------     -------

Net increase (decrease) in cash and
  cash equivalents                               64,788     (11,094)

Cash and cash equivalents at beginning of
  period                                         30,752      42,796
                                                -------     -------
Cash and cash equivalents at end of period      $95,540     $31,702
                                                =======     =======

Supplemental disclosures of cash
  flow information:
    Interest paid                               $ 1,001     $ 1,189
    Income taxes paid                            12,817       9,775


                      See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             JUNE 30, 1998




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

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("Statement") No. 130, Reporting Comprehensive Income. The Company has reclassified its prior period condensed consolidated balance sheet to conform to the requirements of Statement 130. Statement 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included unrealized holding gains and losses for available-for-sale securities that are recorded directly in stockholders' equity in other comprehensive earnings. Pursuant to Statement 130, these items are reflected, net of related tax effects, as components of comprehensive earnings and are included in accumulated other comprehensive earnings in the Company's condensed consolidated balance sheets. Comprehensive income for the three months ended June 30, 1998 and 1997 was $17.2 million and $11.2 million, respectively, and for the six months ended June 30, 1998 and 1997 was $36.5 million and $20.5 million, respectively.


2.   Contingencies

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight Telecast, Inc. ("StarSight"), now a wholly owned subsidiary of Gemstar International Group Limited ("Gemstar"), bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the United States District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 16, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. In December 1995, StarSight moved to amend its complaint to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. Discovery and trial of all other issues has been stayed. In January 1998, the Company and Gemstar announced the formation of a joint venture, which transaction included the settlement of the Company's litigation with StarSight. The deadline set for satisfaction of certain closing conditions in the joint venture agreement passed without satisfaction of those conditions. Accordingly, the litigation was not dismissed. The trial on the 121 Patent concluded in July 1998, with closing arguments and other administrative matters expected to be completed by November 1998. There can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's Prevue Interactive subsidiary and the future financial position or results of operations of the Company.

     On July 24, 1998, StarSight and Gemstar filed a complaint for patent infringement against Prevue Networks, Inc., a wholly owned subsidiary of the Company, in the United States District Court for the Northern District of California (San Jose Division). In their complaint, StarSight and Gemstar allege that Prevue has been and is infringing the 121 Patent and U.S. Patent 4,751,578 by making, using, selling and/or offering to sell systems and processes which embody, incorporate or otherwise practice the inventions claimed in those patents. StarSight and Gemstar seek preliminary and permanent injunctive relief, damages (including treble damages for alleged willful infringement) and attorneys' fees. On August 7, 1998, Prevue moved to transfer the case to the Northern District of Oklahoma, where StarSight and Prevue are parties to a pending action involving the 121 Patent.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, Illinois has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending. If the Company's motion is not granted, it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $3.9 million.

     On June 2, 1997, a lawsuit was filed in the United States District Court for the District of Connecticut against the Company by one of its mass marketers for the Company's C-band service who claims, among other matters, that additional amounts are owed in connection with its past and current business relationship with the Company. Discussions to resolve these matters are on going and will continue through discovery and pre-trail preparation. On June 11, 1997, the court denied the marketer's motion for a temporary restraining order, and on October 10, 1997, denied the marketer's motion for a preliminary injunction. The marketer initially appealed the latter ruling to the United States Court of Appeals for the Second Circuit, but, thereafter, voluntarily withdrew and dismissed the appeal with prejudice on March 3, 1998. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

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

     The contribution was accounted for as a purchase of Turner Vision's business by SNG. Assets contributed by Turner Vision to SNG totaled $5.4 million and consisted primarily of $3.9 million of cash and $1.5 million of accounts receivable. These assets were subject to liabilities of $27.7 million, consisting primarily of $21.5 million of customer prepayments and $6.2 million of accounts payable and accrued liabilities. The purchase price of Turner Vision's business exceeded the fair value of the underlying net assets acquired by approximately $61.2 million, which amount was assigned to goodwill and is being amortized over ten years. As a result of the transaction, the Company recognized a gain of $14.7 million which is included in "Other Income".

     The following pro forma financial information reflects the Company's results of operations for the six months ended June 30, 1998 and 1997 as though the retail operations of Turner Vision had been acquired as of January 1, 1997, excluding the gain recognized by the Company as a result of the transaction:

                                             1998           1997
                                             ----           ----

     Pro forma:
       Revenues                            $297,300       $294,706
       Net income                            22,862         17,782
       Net income per share(1):
         Basic                             $   0.31       $   0.24
         Diluted                               0.31           0.24

(1)  Adjusted for two-for-one stock split (See Note 5).

4.   Earnings Per Share


     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):

                               1998                    1997
                       --------------------    --------------------
                                  Per Share               Per Share
                                    Amount                  Amount
                                  ---------               ---------

Net income             $32,659                 $20,678
                       =======                 =======

Weighted average
  number of shares
  of common stock
  outstanding (1)       73,406      $0.44       73,137      $0.28
                                    =====                   =====

Effect of dilutive
  securities -
  stock options (1)      1,098                     653
                        ------                  ------

Weighted average
  number of shares
  of common stock
  and dilutive
  potential common
  shares (1)            74,504      $0.44       73,790      $0.28
                        ======      =====       ======      =====

(1)  Adjusted for two-for-one stock split (See Note 5).

5.   Stock Split

     The Company's annual meeting of stockholders was held on July 28, 1998 at which time the stockholders approved an increase in the authorized number of shares of the Company's Class A Common Stock from 60 million shares to 650 million shares and the Company's Class B Common Stock from 30 million shares to 300 million shares. Subsequent to the meeting, the Company announced that the two-for-one split of the Company's Class A Common Stock and Class B Common Stock previously announced on February 18, 1998 would occur on August 20, 1998 to stockholders of record at the close of business on August 10, 1998.
The split will be effected in the form of a stock dividend of one additional share of Class A Common Stock for each share of Class
A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding. All references in the condensed consolidated financial statements to number of shares and per share amounts have been adjusted to reflect the stock split where indicated.

6.   Other Matters

     On February 17, 1998, the Company announced plans to acquire Liberty's approximate 40% interest in SNG as part of a transaction subject to, among other things, stockholder approval. The transaction, which also includes Liberty's business that distributes to cable television systems and other multi-channel video distributors, four network affiliates, one public broadcast station and one independent television station, collectively known as Denver 6, and certain other programming interests will be effected on a tax-free basis by UVSG issuing 12,750,000 shares of Class B Common Stock, as adjusted for the two-for-one stock split (See Note 5), (the "Liberty Transaction"). The closing price of the Company's Class A Common Stock on the date the parties to the transaction agreed in principle to the described terms was $16.50 per share, as adjusted for the two-for-one stock split.

     On April 23, 1998, the Company, Liberty and Turner Vision announced an agreement in principle with Primestar, Inc. ("Primestar") for the sale of SNG to Primestar for approximately $480 million based on the delivery of 1.2 million C-band subscribers at the close of the transaction (the "Primestar Transaction"). The consideration would be in the form of approximately $430 million in new convertible preferred stock of Primestar with the remainder in assumed liabilities. As a result of their agreement with Primestar, the Company and Liberty have restructured their transaction to permit the Primestar Transaction to close before the entire Liberty Transaction closes. In such event, the Company would acquire the Primestar preferred stock received by Liberty in the Primestar Transaction in lieu of Liberty's approximate 40% interest in SNG as announced in the Liberty Transaction. In the event the Primestar Transaction does not occur, the Liberty Transaction is to proceed as previously announced. On May 12, 1998, the Department of Justice filed a civil antitrust action in United States District Court seeking to block the sale of certain assets to Primestar suitable for its direct broadcast satellite ("DBS") business. The Company is evaluating this event and its impacts on Primestar and the previously announced Primestar Transaction, but does not anticipate completing the Primestar Transaction unless Primestar is successful in proceeding with its business plans to launch a high power DBS service. Accordingly, no assurance can be given that the Primestar Transaction will be consummated or consummated on the terms previously described. (See Part II, Item 1. Legal Proceedings of this Report).

     On June 11, 1998, the Company and The News Corporation Limited ("News Corp.") announced the signing of an agreement whereby News Corporation's TV Guide properties (including TV Guide magazine, the TVGEN entertainment web site and the then soon to be acquired cable guide publisher TVSM, Inc.) are to be combined with the Company to create a platform for offering television guide services to consumers and advertisers. As part of this combination, a unit of News Corp. will receive consideration consisting of $800 million in cash and 60 million shares of the Company's stock, as adjusted for the two-for-one stock split, to be composed of, assuming the Liberty Transaction is completed at the same time, 22,503,412 shares of Class A Common Stock, as adjusted for the two-for-one stock split, and 37,496,588 shares of Class B Common Stock, as adjusted for the two-for-one stock split. As a result of the transaction, assuming the pending Liberty Transaction is also completed, News Corp. will have an approximate 40% economic interest in the Company, with TCI Ventures Group and Liberty having an approximate 44% economic interest, and the other stockholders of the Company having approximately 16%. Following the transaction, News Corp. and the combination of TCI Ventures Group/Liberty will each have approximately 48% of the voting power of the outstanding stock.

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

     The following table sets forth certain unaudited financial information for the Company and each of the businesses operated by it during the three months and six months ended June 30, 1998 and 1997.

                           Three Months Ended    Three Months Ended    Six Months Ended      Six Months Ended
                           June 30, 1998         June 30, 1997         June 30, 1998         June 30, 1997

                           Amount         %      Amount         %      Amount         %      Amount         %
                           ------------------    ------------------    ------------------    ------------------
                                                   (in thousands)


Revenues:
  Prevue Networks          $ 18,691      12%     $ 16,002      12%     $ 36,158      12%     $ 29,986      12%
  Superstar (1)             107,093      72        88,026      69       206,803      71       174,259      70
  UVTV                       11,468       8        10,029       8        22,434       8        20,698       8
  SSDS                        9,595       6        10,995       9        19,159       7        21,092       8
  SpaceCom                    4,393       3         4,416       3         8,847       3         8,503       3
  Other/Eliminations         (2,012)     (1)       (1,367)     (1)       (3,856)     (1)       (3,561)     (1)
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $149,228     100%     $128,101     100%     $289,545     100%     $250,977     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

EBITDA (2):
  Prevue Networks          $  7,475      24%     $  5,450      21%     $ 11,700      21%     $ 10,686      23%
  Superstar (1)              13,968      45        11,812      47        26,575      47        22,063      47
  UVTV                        8,020      26         6,625      26        15,553      27        13,991      29
  SSDS                          390       1           480       2         1,034       2          (635)     (1)
  SpaceCom                    1,357       4         1,292       5         2,722       5         2,146       4
  Other/Eliminations           (135)     --          (246)     (1)       (1,132)     (2)         (862)     (2)
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $ 31,075     100%     $ 25,413     100%     $ 56,452     100%     $ 47,389     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

Operating income:
  Prevue Networks          $  5,141      21%     $  3,347      16%     $  6,520      16%     $  6,520      17%
  Superstar (1)              11,596      47        11,009      53        21,382      50        20,457      53
  UVTV                        7,419      30         6,027      29        14,364      33        12,797      33
  SSDS                         (450)     (2)         (258)     (1)         (646)     (1)       (2,094)     (5)
  SpaceCom                    1,033       4           926       4         2,053       5         1,407       4
  Other/Eliminations           (136)     --          (246)     (1)       (1,135)     (3)         (862)     (2)
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $ 24,603     100%     $ 20,805     100%     $ 42,952     100%     $ 38,225     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

Consolidated depreciation
  and amortization         $  6,472              $  4,608              $ 13,500              $  9,164

Consolidated capital
  expenditures                2,199                 1,939                 3,428                 3,604

Consolidated cash flows
  from operations            13,244                17,226                53,782                42,750



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

Results of Operations

Consolidated

     Revenues for the three months ended June 30, 1998 were $149.2 million, an increase of $21.1 million, or 16%, over the same period in 1997. For the six months ended June 30, 1998, revenues were $289.5 million, an increase of $38.6 million, or 15%, over the corresponding 1997 period. The increase in revenues for both the quarter and six-month period was primarily due to $23.2 million of additional revenues for the quarter and $38.4 million of additional revenues for the six-month period attributable to Turner Vision's retail C-band operations which were combined with those of Superstar Netlink Group LLC's ("SNG") operations effective February 1, 1998 and increased advertising revenues by Prevue Networks. These increases were offset by a $3.4 million reduction in revenues for the quarter and a $6.5 million reduction in revenues for the six-month period which were a result of the termination of Superstar's service agent agreements with program suppliers in the DBS market and a reduction in SSDS's revenue as a result of the completion of certain major projects during 1998.

     Operating expenses, excluding depreciation and amortization, were $118.2 million for the quarter ended June 30, 1998, an increase of $15.5 million, or 15%, when compared to $102.7 million for the same period in 1997. For the six months ended June 30, 1998, operating expenses, excluding depreciation and amortization, were $233.1 million, an increase of $29.5 million, or 14%, over the corresponding 1997 period. Operating expenses, excluding depreciation and amortization, increased in both periods when compared to the same periods in 1997 due to increased costs of $20.8 million for the quarter and $34.8 million for the six-month period attributable to Turner Vision, increased personnel costs primarily attributable to the growth in Prevue Networks and, for the six-month period, costs incurred to develop and launch the new look of Prevue Channel. These increases were partially offset by a $3.5 million decrease in operating expenses for the quarter and a $6.3 million decrease in operating expenses for the six-month period which were a result of the termination of Superstar's service agent agreements with program suppliers in the DBS market and a reduction in SSDS's expenses due to decreased personnel and project costs as a result of the completion of certain major projects during 1998.

     Depreciation and amortization during the second quarter of 1998 was $6.5 million, an increase of $1.9 million, or 40%, over the same period in 1997. For the six months ended June 30, 1998, depreciation and amortization increased $4.3 million, or 47%, over the same period in 1997. The increase in depreciation and amortization in both the quarter and six-month period in 1998 was primarily a result of amortization of goodwill resulting from the acquisition of Turner Vision coupled with higher depreciation resulting from the acquisition of equipment to support the various Prevue products.

     Other income during the second quarter of 1998 was $1.2 million, relatively unchanged from the same period in 1997. For the six months ended June 30, 1998, other income totaled $17.0 million compared to $1.8 for the same period in 1997. Included in other income during the 1998 six-month period is $14.7 million of gain associated with the acquisition of Turner Vision (See Note 3 to the Company's financial statements included in this Report).

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 38% for the six-month period ended June 30, 1998, relatively unchanged from 37% for the same period in 1997.

     Minority interest in earnings for the quarter and six-month period ended June 30, 1998 of $3.8 million and $7.6 million, respectively, represents that portion of earnings attributable to the minority ownership in SNG, SSDS and Sneak Prevue LLC.

Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the three months and six months ended June 30, 1998 and 1997:

                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1998        1997      1998        1997
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                 $18,691     $16,002   $36,158     $29,986
     Operating expenses,
      before depreciation
      and amortization         11,216      10,552    24,458      19,300
                              -------     -------   -------     -------
     EBITDA                     7,475       5,450    11,700      10,686
     Depreciation and
      amortization              2,334       2,103     4,766       4,166
                              -------     -------   -------     -------
     Operating income         $ 5,141     $ 3,347   $ 6,934     $ 6,520
                              =======     =======   =======     =======

     EBITDA margin
      percentage                  40%         34%       32%         36%
     Operating margin
      percentage                  28%         21%       19%         22%


     Prevue Networks' revenues for the three months ended June 30, 1998 were $18.7 million, an increase of $2.7 million, or 17%, over the same period in 1997. For the six months ended June 30, 1998, revenues were $36.2 million, an increase of $6.2 million, or 21%, over the corresponding 1997 period. The increase in revenues during both periods was largely attributable to advertising revenues, which grew $2.1 million, or 27%, over the second quarter of 1997 and $5.0 million, or 35%, over the first six months of 1997 due to higher rates and increases in commercial advertising sales. In addition, service fee revenues attributable to Prevue Channel increased $400,000, or 8%, for the quarter when compared to the same period in 1997 and $1.0 million, or 10%, over the first six months of 1997. Sneak Prevue revenues were relatively unchanged during the second quarter and first six months of 1998 compared to the same periods in 1997. Prevue Channel subscriber counts increased by 3.0 million, or 6%, to 48.9 million as of June 30, 1998 compared to those as of June 30, 1997. Sneak Prevue subscribers increased by 195,000, or 1%, to 35.2 million during the same period.

     Operating expenses, excluding depreciation and amortization, increased by $664,000, or 6%, during the second quarter of 1998 and by $5.2 million, or 27%, for the first six months of 1998 when compared to the same periods in 1997. The increase in operating expenses, before depreciation and amortization, in both periods was due primarily to additional employees added to accommodate Prevue's growth coupled, for the six-month period, with approximately $2.3 million of costs incurred in the first quarter of 1998 to develop and launch the new look of Prevue Channel.

     Depreciation and amortization during the second quarter of 1998 was $2.3 million, an increase of $231,000, or 11%, over the same period in 1997. For the six months ended June 30, 1998, depreciation and amortization increased $600,000, or 14%, over the same period in 1997. The increase in depreciation and amortization was a result of the acquisition of additional customer control units and video production equipment necessary to support the various Prevue products and increased equipment to support the increase in personnel.

Superstar

     The following table sets forth certain financial information for Superstar for the three months and six months ended June 30, 1998 and 1997:

                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1998        1997      1998        1997
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                $107,093     $88,026   $206,803   $174,259
     Operating expenses,
      before depreciation
      and amortization         93,125      76,214    180,228    152,196
                             --------     -------   --------   --------
     EBITDA                    13,968      11,812     26,575     22,063
     Depreciation and
      amortization              2,372         803      5,193      1,606
                             --------     -------   --------   --------
     Operating income        $ 11,596     $11,009   $ 21,382   $ 20,457
                             ========     =======   ========   ========

     EBITDA margin
      percentage                  13%         13%       13%         13%
     Operating margin
      percentage                  11%         13%       10%         12%


     Revenues generated by Superstar for the three months ended June 30, 1998 were $107.1 million, an increase of $19.1 million, or 22%, over the same period in 1997. For the six months ended June 30, 1998, revenues were $206.8 million, an increase of $32.5 million, or 19%, over the corresponding period in 1997. Revenues increased for both periods due to $23.2 million of revenues for the quarter and $38.4 million of revenues for the six-month period which were attributable to Turner Vision's retail C-band operations which were acquired by SNG effective February 1, 1998 and increased C-band rates. These increases were partially offset by a $3.4 million decrease in revenues for the quarter and a $6.5 million decrease in revenues for the six-month period which was a result of the termination of Superstar's service agent agreements with program suppliers in the DBS market. Retail subscribers purchasing programming from SNG as of June 30, 1998 totaled approximately 1.2 million, an increase of 41,000 during the quarter and an increase of 318,000 during the prior twelve months. The increase in retail subscribers during the last twelve months includes approximately 310,000 subscribers acquired from Turner Vision on February 1, 1998 and 61,000 subscribers acquired from other C-band programmers during May 1998. Excluding the impact of acquired subscribers, retail subscribers purchasing programming from SNG declined 2% for the quarter ended June 30, 1998 and decreased 6% for the twelve-month period ended June 30, 1998. During the quarter ended June 30, 1998, the C-band industry declined 2%, decreasing by 31,000 subscribers, and for the twelve month period ended June 30, 1998, the industry decreased by 156,000 subscribers, or 7%.

     Operating expenses, excluding depreciation and amortization, were $93.1 million in the second quarter of 1998, an increase of $16.9 million, or 22%, compared to the same period in 1997. For the first six months of 1998, operating expenses, excluding depreciation and amortization, increased $28.0 million, or 18%, over the same period in 1997. The increase in operating expenses, before depreciation and amortization, for both periods of 1998 as compared to the previous year's results was due primarily to expenses attributable to Turner Vision of $20.8 million for the second quarter and $34.9 million for the six months, which were partially offset by a decrease in operating expenses from the termination of Superstar's service agent agreements with program suppliers in the DBS market of $3.5 million for the quarter and $6.3 million for the first six months of 1998.

     Depreciation and amortization for the second quarter of 1998 was $2.4 million, an increase of $1.6 million, or 195%, compared to the same period in 1997. Depreciation and amortization for the first six months of 1998 was $5.2 million, an increase of $3.6 million, or 223%, compared to the same period in 1997. The increase in depreciation and amortization for both periods was primarily the result of amortization of goodwill resulting from the acquisition of Turner Vision.

     On February 17, 1998, the Company announced the Liberty
Transaction (See Note 6 to the Company's financial statements included in this Report).

     On April 23, 1998, the Company, Liberty and Turner Vision announced the Primestar Transaction (See Note 6 to the Company's financial statements included in this Report).

     On July 10, 1998, the United States District Court for the Southern District of Florida issued a Preliminary Injunction against PrimeTime 24, a distributor of east coast and west coast network affiliates to the C-band and DBS markets. This injunction stems from a lawsuit brought against PrimeTime 24 by CBS, Inc. and its affiliates and Fox Broadcasting Company and its affiliates. The injunction requires that within 90 days of the order, PrimeTime 24 distributors deauthorize every CBS and Fox subscriber in the Longley Rice Grade B Contour who has been authorized since March 11, 1997. SNG is currently working toward compliance with the injunction. A similar decision was issued by the United States District Court for the Middle District of North Carolina affecting the distribution of the ABC Network signals in the Raleigh-Durham area. The Company believes that these matters will not have a material adverse effect on its financial position or results of operations. In addition, the Company believes these orders will not result in subscriber loss to DBS, as DBS distributors of PrimeTime 24 services are bound by the same order.

UVTV

     The following table sets forth certain financial information for UVTV for the three months and six months ended June 30, 1998 and 1997:

                               Three Months Ended     Six Months Ended
                                    June 30,              June 30,
                                1998        1997      1998        1997
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                 $11,468     $10,029   $22,434     $20,698
     Operating expenses,
      before depreciation
      and amortization          3,448       3,404     6,881       6,707
                              -------     -------   -------     -------
     EBITDA                     8,020       6,625    15,553      13,991
     Depreciation and
      amortization                601         598     1,189       1,194
                              -------     -------   -------     -------
     Operating income         $ 7,419     $ 6,027   $14,364     $12,797
                              =======     =======   =======     =======

     EBITDA margin
      percentage                  70%         66%       69%         68%
     Operating margin
      percentage                  65%         60%       64%         62%


     UVTV's revenues for the three months ended June 30, 1998 were $11.5 million, an increase of $1.4 million, or 14%, from the same period in 1997. For the six months ended June 30, 1998, revenues were $22.4 million, an increase of $1.7 million, or 8%, from the corresponding 1997 period. The increase in revenues in both periods is primarily the result of increased UVTV/WGN subscribers of 2.0 million, or 5%, for the quarter and 5.1 million, or 14%, for the twelve-month period ended June 30, 1998. This growth was primarily due to the impact from new cable and DBS system launches and existing subscriber growth. The increase in subscribers resulted in a revenue increase of $544,000 and $1.2 million for the quarter and six-month period ended June 30, 1998, respectively, over the same periods in 1997. The remaining increase in revenues was primarily due to C-band license fees that were increased to recover the expense of copyright fees which increased January 1, 1998.

     Operating expenses, excluding depreciation and amortization, were $3.4 million during the second quarter of 1998, an increase of $44,000, or 1%, from the second quarter of 1997. For the six months ended June 30, 1998, operating expenses, excluding depreciation and amortization, were $6.9 million, an increase of $174,000, or 3%, from the same period in 1997. The increase in operating expenses during 1998 in both periods results primarily from the increased copyright fees discussed above which was partially offset by a decrease in compensation of $221,000 for the quarter and $596,000 for the six-month period ended June 30, 1998.

     Depreciation and amortization for the second quarter and six months ended June 30, 1998 was $601,000 and $1.2 million, respectively, both relatively unchanged as compared to the same periods in 1997.

SSDS

     SSDS' revenues for the second quarter of 1998 were $9.6 million, a decrease of $1.4 million, or 13%, compared to the second quarter of 1997. Revenues for the first six months of 1998 were $19.2 million, a decrease of $1.9 million, or 9%, from the same period in 1997. The decrease in revenues during both periods in 1998 compared to those of 1997 is primarily due to the completion of certain major projects during the first six months of 1998 which has caused a decrease in billable hours.

     Operating expenses, before depreciation and amortization, decreased during the second quarter of 1998 by $1.3 million, or 12%, from the same period in 1997 to $9.2 million. For the six months ended June 30, 1998, operating expenses, excluding depreciation and amortization, were $18.1 million, a decrease of $3.6 million, or 17%, from the same period in the prior year. The decrease in operating expenses during both periods was primarily due to lower headcount and project costs, which were caused by the completion of certain major projects during 1998.

     Depreciation and amortization expense during the second quarter of 1998 was $840,000, an increase of $102,000, or 14%, over the second quarter of 1997. Depreciation expense during the six months ended June 30, 1998 increased by $221,000, or 15%, over the same period in 1997. The increase in 1998 was the result of ongoing infrastructure equipment upgrades and new equipment to support the employees. Included in depreciation and amortization expense in the second quarter and six-month period of both 1998 and 1997 is approximately $500,000 and $1.0 million, respectively, of amortization of goodwill resulting from the Company's acquisition of SSDS in July 1995.


SpaceCom

     SpaceCom's revenues for the three months ended June 30, 1998 were $4.4 million, relatively unchanged as compared to the same period in 1997. For the six months ended June 30, 1998, revenues were $8.8 million, an increase of $344,000, or 4%, over the corresponding 1997 period. The increase in revenues for the six month period were attributable to increased demand for SpaceCom's satellite hardware and an increase in HyperCubed service revenue. SpaceCom's transponders had an average occupancy, based on potential revenue, of 68% as of June 30, 1998, down 3% when compared to the same period in 1997.

     Operating expenses, excluding depreciation and amortization, were $3.0 million during the second quarter of 1998, a decrease of $88,000, or 3%, compared to the same period in 1997. During the six months ended June 30, 1998, operating expenses, excluding depreciation and amortization, decreased $232,000, or 4%, from the corresponding 1997 period to $6.1 million. The decrease in operating expenses, before depreciation and amortization, for both periods resulted primarily from decreased personnel, marketing and transmission expenses.

     Depreciation and amortization in the second quarter of 1998 was $324,000, a decrease of $42,000, or 13%, compared to the same period in 1997. During the six months ended June 30, 1998, depreciation and amortization decreased $70,000, or 9%, from the corresponding 1997 period.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. During the first six months of 1998, net cash flows from operating activities were $53.8 million ($50.1 million after distributions to minority interests), reflecting the continued growth of the Company's after-tax earnings. This cash, plus existing cash resources and net proceeds of $32.7 million from the sale of marketable securities, were used to fund the Company's debt payments by SSDS of $4.1 million, the repurchase of common stock of $6.7 million, capital expenditures of $3.4 million, other investments of $2.8 million and the reduction in the Company's capitalized lease obligations of $1.7 million during the six-month period.

     At June 30, 1998, the Company's cash, cash equivalents and marketable securities aggregated $180.3 million, an increase of $37.2 million over the balance as of December 31, 1997. The above total includes $23.0 million of cash and cash equivalents held by SNG, in which the Company has an approximate 40% ownership interest. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of June 30, 1998, approximately $57.7 million of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities along with investments made in certain equity securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits investments in fixed rate securities with maturities in excess of eighteen months from the date of investment.

     SSDS has a revolving credit facility with a bank which provides for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $7.0 million. Borrowings under this credit facility, which expires October 31, 1998, bear interest at the bank's stated prime rate plus a margin. The current credit facility replaced an existing credit facility which expired June 30, 1998. Outstanding borrowings under the credit facility as of June 30, 1998, were $2.9 million.

     The Company collects annually, in advance, a majority of its SNG subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of June 30, 1998, the unearned portion of all prepayments totaled $115.5 million, of which approximately $102.8 million, or 89%, was attributable to SNG. SNG generally offers a refund of unearned prepayments at the customer's option if service is discontinued for any reason. In the case of UVTV and Prevue Networks, the Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments through approximately 2004 aggregating $18.5 million as of June 30, 1998, a reduction of $1.7 million, or 8%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.6 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $3.0 million in operating expenses, net of sublease revenue, during the six months ended June 30, 1998.

     Capital expenditures during the six months ended June 30, 1998 of $3.4 million were principally attributable to the expansion of the Company's teleport facilities, purchase of control units provided to the Company's cable television customers and to data processing equipment and systems and furniture, fixtures and facilities used by the Company.

     SNG generally makes monthly distributions to its members of all cash in excess of reasonable cash reserves established for anticipated working capital requirements and capital expenditures. However, in anticipation of the possible transaction with Primestar, SNG has been retaining cash in excess of its anticipated operating and capital needs in order to build working capital to desired levels for the transaction. During the six months ended June 30, 1998, cash distributions to minority interests in SNG aggregated $3.7 million.

     The Company believes, except for the funds required to consummate the transaction with News Corp. (See Note 6 to the Company's financial statements included in this Report) and except as discussed above for SSDS, which will be required to renew or replace its existing credit facility in October 1998, that currently available cash and cash equivalents, marketable securities and cash flow generated from operations will provide the resources necessary to meet its working capital and related financing needs for the foreseeable future and to pursue opportunities to expand its businesses. The Company anticipates it will require $600 million to $800 million of debt financing, depending on available cash balances, to close the transaction with News Corp. and that such financing will be obtained through a commercial bank. Should the Company require additional financial resources to execute its business plans, it will likely look to both debt and equity as a source of funds.

     The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 1,000,000 shares of the Company's Class A Common Stock using existing cash resources. During the six months ended June 30, 1998, the Company repurchased 188,000 shares of stock for a total of $6.7 million. As of August 12, 1998, the Company had repurchased approximately 378,000 shares under the program.

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


Cautionary Statement

     This report contains "forward looking statements" within the meaning of the federal securities laws, including the Company's evaluation of existing litigation, the Company's plans to acquire certain assets and operations from Liberty and News Corp., the Company's plans for the development of interactive and information services, the sufficiency of existing and available transponder capacity, the availability of resources to fund operations and capital expenditures, the Company's pursuit of certain business activities and other statements of expectations, beliefs, plans and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to, changes in the regulation of the cable television industry and home satellite dish industry adverse to the Company's services, loss of the cable compulsory license provided by federal law, the willingness of cable television systems to acquire and install new equipment that will allow the Company to effectively market its interactive technology, increased price and service competition within the industry, the Company's ability to keep pace with technological developments, the willingness and ability of third parties to consummate transactions and the Company's dependence upon intellectual property rights, including the Company's ability to defend itself against claims by others asserting infringement of their intellectual property.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The trial governing the Company's litigation with StarSight concluded in July 1998, with closing arguments and other administrative matters expected to be completed by November 1998. (See Note 2 to the Company's financial statements included in this Report.)

          On May 13, 1998, a complaint was filed by a stockholder of the Company in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company, Primestar and certain of the Company's directors. The plaintiff seeks to enjoin the defendants from proceeding with the Primestar Transaction (See Note 6 to the Company's financial statements included under Part I of this Report). On
          May 12, 1998, the Department of Justice (the "DOJ") filed a civil antitrust action in United States District Court seeking to block the sale of certain assets to Primestar suitable for its direct broadcast satellite business. The Company is evaluating this event and its impacts on Primestar and the previously announced Primestar Transaction, but does not anticipate completing the Primestar Transaction unless Primestar is successful in proceeding with its business plans to launch a high power DBS service. Accordingly, no assurance can be given that the Primestar Transaction will be consummated or consummated on the terms previously described. Consequently, the plaintiff has agreed that the defendants need not respond to the complaint pending resolution by Primestar of matters with the DOJ.

          On July 24, 1998, StarSight and Gemstar filed a complaint for patent infringement against Prevue Networks, Inc. in the United States District Court for the Northern District of California (San Jose Division). In their complaint, StarSight and Gemstar allege that Prevue has been and is infringing the 121 Patent and U.S. Patent 4,751,578 by making, using, selling and/or offering to sell systems and processes which embody, incorporate or otherwise practice the inventions claimed in those patents. StarSight and Gemstar seek preliminary and permanent injunctive relief, damages (including treble damages for alleged willful infringement) and attorneys' fees. On August 7, 1998, Prevue moved to transfer the case to the Northern District of Oklahoma, where where StarSight and Prevue are parties to a pending action involving the 121 Patent.


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          In connection with the Company's annual meeting of stockholders held on July 28, 1998, the Company submitted for vote of the stockholders the following matters; 148,036,814 votes of the Company's Class A Common Stock and Class B Common Stock were entitled to be voted at the meeting and 145,245,882 votes of the shares were present in person or by proxy:

          a) the election of directors to serve until the annual meeting of stockholders in 1998. The nominees recommended by management and the board of directors were all elected.

               Votes for the directors were as follows:

                                         For            Against
                                         ---            -------


               Gary S. Howard        145,200,882         45,000
               Peter C. Boylan III   145,200,882         45,000
               Lawrence Flinn, Jr.   145,200,882         45,000
               Robert R. Bennett     145,200,882         45,000
               Leo J. Hindery, Jr.   145,200,882         45,000
               Larry E. Romrell      145,200,882         45,000
               J. David Wargo        145,200,882         45,000

          b)   the ratification and approval of the United Video
               Satellite Group, Inc. Restated Certificate of
               Incorporation, as amended (the "Charter Amendment").
               The Charter Amendment was ratified and approved with 143,732,524 votes for, 1,511,704 votes against and 1,654 votes abstaining.

          c)   the ratification and approval of the United Video
               Satellite Group, Inc. Stock Option Plan for Non-Employee Directors, as amended (the "Directors Plan"). The
               Directors Plan was ratified and approved with 144,999,508 votes for, 242,439 votes against and 3,935 votes abstaining.

          d) the ratification of the selection by the Board of Directors of KPMG Peat Marwick LLP as the Company's independent auditors for the year ending December 31, 1998. The selection was ratified with 145,241,960 votes for, 3,041 votes against and 881 votes abstaining.


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

              27.   Financial Data Schedule


          b)  Reports on Form 8-K

              On June 11, 1998, the Company filed a report on Form 8-K announcing the signing of an agreement between the Company and News Corp whereby News Corporation's TV Guide properties (including TV Guide magazine, the TVGEN entertainment web site and the then soon to be acquired cable guide publisher TVSM, Inc.) will be combined with the Company.

              No other reports on Form 8-K were filed during the second quarter of 1998.

                              SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 United Video Satellite Group, Inc.
                                            (Registrant)




Date:  August 14, 1998          By       /s/ Peter C. Boylan III
                                     -------------------------------
                                           Peter C. Boylan III
                                              President and
                                         Chief Operating Officer