Form 10-Q
period 1998-09-30
UNITED VIDEO SATELLITE GROUP INC
filed 1998-11-16
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED SEPTEMBER 30, 1998

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
Yes  X   No
    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of November 3, 1998:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             47,931,448
Class B Common Stock $.01 Par Value             24,746,588

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  UNITED VIDEO SATELLITE GROUP, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
              (In thousands, except per share amounts)

                                            September 30,  December 31,
                                                1998           1997
                                                ----           ----

ASSETS
Current assets:
  Cash and cash equivalents                  $104,836        $ 30,752
  Marketable securities, at fair value         54,857         112,334
  Accounts receivable, net of allowance
    for doubtful accounts                      55,648          55,611
  Prepaid expenses and other                   10,711           9,842
  Deferred tax asset                            2,135           2,123
                                             --------        --------
Total current assets                          228,187         210,662

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 45,245          50,992
Goodwill, net of accumulated amortization     113,240          29,157
Other assets, net of accumulated
  amortization                                 15,013           3,641
                                             --------        --------
Total assets                                 $401,685        $294,452
                                             ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  3,859        $  5,894
  Accrued liabilities                          55,913          50,385
  Note payable and current portion of
    capital lease obligations and
    long-term debt                              3,871          10,957
                                             --------        --------
                                               63,643          67,236
  Customer prepayments                        115,688          91,266
                                             --------        --------
Total current liabilities                     179,331         158,502


Deferred compensation                             688             871
Deferred tax liability                         15,149           2,737
Capital lease obligations and
  long-term debt                               13,967          17,207
Minority interest                               3,370           3,141

Stockholders' equity
  Class A common stock, $.01 par value            481             244
  Treasury stock (Class A), at cost                --            (114)
  Class B common stock, $.01 par value            247             124
  Additional paid-in capital                   25,863          39,226
  Accumulated other comprehensive
    earnings (loss), net of tax                 7,655             (13)
  Retained earnings                           162,945         115,833
                                             --------        --------
                                              197,191         155,300
  Minority interest deficit in Superstar/
    Netlink Group LLC                          (8,011)        (43,306)
                                             --------        --------
Total stockholders' equity                    189,180         111,994
                                             --------        --------
Total liabilities and stockholders' equity   $401,685        $294,452
                                             ========        ========


                        See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                            Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                             1998        1997       1998        1997
                             ----        ----       ----        ----
Revenues:
  Satellite services       $132,990    $107,884   $384,267    $324,136
  Advertising sales           9,762       7,594     28,871      21,745
  Systems integration
    services                 10,880      10,427     30,039      31,001
                           --------    --------   --------    --------
                            153,632     125,905    443,177     376,882

Operating expenses:
  Programming and
    delivery                 80,837      64,139    240,776     193,587
  Selling, general
    and administrative       36,495      34,510    109,649     108,650
  Depreciation and
    amortization              7,250       4,669     20,750      13,833
                           --------    --------   --------    --------
                            124,582     103,318    371,175     316,070
                           --------    --------   --------    --------
Operating income             29,050      22,587     72,002      60,812
Gain on issuance of
  equity by subsidiary           --          --     14,700          --
Other income, net             1,066       1,255      3,318       3,048
                           --------    --------   --------    --------

Income before income
  taxes and minority
  interest                   30,116      23,842     90,020      63,860
Provision for income
  taxes                      (8,653)     (7,207)   (28,294)    (18,983)
Minority interest
  in earnings                (6,997)     (4,733)   (14,601)    (12,297)
                           --------    --------   --------    --------
Net income                 $ 14,466    $ 11,902   $ 47,125    $ 32,580
                           ========    ========   ========    ========

Net income per share(1):
  Basic                    $   0.20    $   0.16   $   0.64    $   0.44
  Diluted                      0.20        0.16       0.63        0.44


(1)   1997 amounts adjusted for two-for-one stock split (See Note 5).


                         See accompanying notes.

                UNITED VIDEO SATELLITE GROUP, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                          (In thousands)


                                                 Nine Months Ended
                                                   September 30,
                                                 1998         1997
                                                 ----         ----
Operating activities:
Net income                                    $ 47,125     $ 32,580
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Gain on issuance of equity by
      subsidiary                               (14,700)          --
    Depreciation and amortization               20,750       13,833
    Minority interest in earnings               14,601       12,297
    Deferred income taxes                        7,915         (309)
    Amortization of bond premiums                1,048          547
    Other                                         (411)          85
    Changes in operating assets and
      liabilities, net of the effect
      of acquisitions:
        Accounts receivable                      7,474       10,738
        Prepaid expenses and other              (2,686)      (2,739)
        Accounts payable                        (3,104)      (1,310)
        Accrued liabilities                     (1,090)       9,825
        Customer prepayments                     1,673      (12,431)
        Other                                       --         (427)
                                               -------      -------
Net cash provided by operating activities       78,595       62,689

Investing activities:
  Capital expenditures                          (6,457)      (6,135)
  Investments and acquisitions                 (38,651)          --
  Purchases of marketable securities           (73,409)     (81,692)
  Sales and maturities of marketable
    securities                                 141,978       26,233
  Other                                            506        (548)
                                               -------      -------
Net cash provided by (used in)
  investing activities                          23,967      (62,142)

Financing activities:
  Repayment of note payable, capital
    lease obligations and long-term debt       (10,326)      (5,099)
  Issuance of stock                                876        2,553
  Repurchase of stock                          (15,238)      (2,078)
  Distributions to minority interests           (3,704)     (15,000)
  Other                                            (86)         423
                                               -------      -------
Net cash used in financing activities          (28,478)     (19,201)
                                               -------      -------

Net increase (decrease) in cash and
  cash equivalents                              74,084      (18,654)

Cash and cash equivalents at beginning of
  period                                        30,752       42,796
                                               -------      -------
Cash and cash equivalents at end of period    $104,836     $ 24,142
                                              ========     ========

Supplemental disclosures of cash
  flow information:
    Interest paid                             $  2,779      $ 1,569
    Income taxes paid                           18,664       15,880


                      See accompanying notes.

                   UNITED VIDEO SATELLITE GROUP, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             SEPTEMBER 30, 1998




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

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("Statement") No. 130, Reporting Comprehensive Income. The Company has reclassified its prior period condensed consolidated balance sheet to conform to the requirements of Statement 130. Statement 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included unrealized holding gains and losses for available-for-sale securities that are recorded directly in stockholders' equity in other comprehensive earnings. Pursuant to Statement 130, these items are reflected, net of related tax effects, as components of comprehensive earnings and are included in accumulated other comprehensive earnings in the Company's condensed consolidated balance sheets. Comprehensive income for the three months ended September 30, 1998 and 1997 was $18.3 million and $11.9 million, respectively, and for the nine months ended September 30, 1998 and 1997 was $54.8 million and $32.5 million, respectively.


2.   Contingencies

     On October 8, 1993, the Company received correspondence from attorneys representing StarSight Telecast, Inc. ("StarSight"), now a wholly owned subsidiary of Gemstar International Group Limited ("Gemstar"), bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program scheduling services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the United States District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 16, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the five other patents licensed to StarSight are not infringed by the Company. In December 1995, StarSight moved to amend its complaint to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. The trial commenced on May 8, 1996 with respect to the validity, infringement and inequitable conduct issues relative to the 121 Patent. Discovery and trial of all other issues has been stayed. In January 1998, the Company and Gemstar announced the formation of a joint venture, which transaction included the settlement of the Company's litigation with StarSight. The deadline set for satisfaction of certain closing conditions in the joint venture agreement passed without satisfaction of those conditions. Accordingly, the litigation was not dismissed. The trial on the 121 Patent concluded in July 1998, and final closing arguments were heard by the Court on November 12, 1998. All other administrative matters are expected to be completed by the end of November 1998. There can be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company's Prevue Interactive subsidiary and the future financial position or results of operations of the Company.

     On July 24, 1998, StarSight and Gemstar filed a complaint for patent infringement against Prevue Networks, Inc. ("Prevue"), a wholly owned subsidiary of the Company, in the United States District Court for the Northern District of California (San Jose Division). In their complaint, StarSight and Gemstar allege that Prevue has been and is infringing the 121 Patent and U.S. Patent 4,751,578 (the "578 Patent") by making, using, selling and/or offering to sell systems and processes which embody, incorporate or otherwise practice the inventions claimed in those patents. StarSight and Gemstar seek preliminary and permanent injunctive relief, damages (including treble damages for alleged willful infringement) and attorneys' fees. On August 7, 1998, Prevue moved to transfer the case to the Northern District of Oklahoma, where StarSight and Prevue are parties to a pending action involving the 121 Patent. That motion has been argued and is pending. On September 30, 1998, Gemstar, StarSight and SuperGuide, Inc. ("SuperGuide") served a First Amended Complaint adding SuperGuide as a Plaintiff with respect to the 578 Patent and adding Tele-Communications, Inc. as a Defendant and specifying the Prevue Interactive Guide as the allegedly infringing product. On October 5, 1998, Prevue Networks served its answer to the First Amended Complaint denying infringement of the 578 and 121 Patents and asserting that both Patents are invalid, that Plaintiffs are barred by latches and estoppel from asserting the Patents, and that the 121 Patent is unenforceable by reason of StarSight's inequitable conduct and misuse of that Patent.

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

3.   Acquisitions

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

     On July 13, 1998, the Company increased its ownership interest in ODS Technologies, LP ("ODS"), a privately held interactive gaming company, to 98% by purchasing an 88% interest in ODS for approximately $28.4 million in cash. The purchase price of the Company's ownership interest in ODS exceeded the fair value of ODS's net assets acquired by approximately $28.2 million, which was assigned to intangible assets and is being amortized over 15 years.

     The following pro forma financial information reflects the Company's results of operations for the nine months ended September 30, 1998 and 1997 as though the retail operations of Turner Vision and ODS had been acquired as of January 1, 1997, excluding the gain recognized by the Company as a result of the Turner Vision transaction:

                                             1998           1997
                                             ----           ----

     Pro forma:
       Revenues                            $451,355       $443,355
       Net income                            31,833         24,741
       Net income per share(1):
         Basic                             $   0.43       $   0.34
         Diluted                               0.43           0.33

(1)  1997 amounts adjusted for two-for-one stock split (See Note 5).

4.   Earnings Per Share

     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):

                               1998                    1997
                       --------------------    --------------------
                                  Per Share               Per Share
                                    Amount                  Amount
                                  ---------               ---------

Net income             $47,125                 $32,580
                       =======                 =======

Weighted average
  number of shares
  of common stock
  outstanding (1)       73,323      $0.64       73,268      $0.44
                                    =====                   =====

Effect of dilutive
  securities -
  stock options (1)        976                     679
                        ------                  ------

Weighted average
  number of shares
  of common stock
  and dilutive
  potential common
  shares (1)            74,299      $0.63       73,947      $0.44
                        ======      =====       ======      =====

(1)  1997 amounts adjusted for two-for-one stock split (See Note 5).

5.   Stock Split

     The Company's annual meeting of stockholders was held on July 28, 1998 at which time the stockholders approved an increase in the authorized number of shares of the Company's Class A Common Stock from 60 million shares to 650 million shares and the Company's Class B Common Stock from 30 million shares to 300 million shares. Subsequent to the meeting, the Company announced that it would proceed with the two-for-one split of the Company's Class A Common Stock and Class B Common Stock previously announced on February 18, 1998. The stock split was effected in the form of a stock dividend on August 20, 1998 of one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding to holders of record on August 10, 1998. All references in the condensed consolidated financial statements to number of shares and per share amounts have been adjusted to reflect the stock split.

6.   Other Matters

     On February 17, 1998, the Company announced plans to acquire Liberty's approximate 40% interest in SNG as part of a transaction subject to, among other things, stockholder approval. The transaction, which also includes Liberty's business that distributes to cable television systems and other multi-channel video distributors, four network affiliates, one public broadcast station and one independent television station, collectively known as Denver 6, and certain other programming interests, is to be effected on a tax-free basis by UVSG issuing 12,750,000 shares of Class B Common Stock (the "Liberty Transaction"). The closing price of the Company's Class A Common Stock on the date the parties to the transaction agreed in principle to the described terms was $16.50 per share.

     On April 23, 1998, the Company, Liberty and Turner Vision announced an agreement in principle with Primestar, Inc. ("Primestar") for the sale of SNG to Primestar for approximately $480 million based on the delivery of 1.2 million C-band subscribers at the close of the transaction (the "Primestar Transaction"). On May 12, 1998, the Department of Justice filed a civil antitrust action in United States District Court seeking to block the acquisition by Primestar of certain assets suitable for use in its direct broadcast satellite ("DBS") business. On October 15, 1998, Primestar announced that the agreement governing the acquisition had been terminated. In connection with these events, the Company announced that it would not proceed with the Primestar Transaction.

     On June 11, 1998, the Company and The News Corporation Limited ("News Corp.") announced the signing of an agreement whereby News Corporation's TV Guide properties (including TV Guide magazine, the TVGEN entertainment web site and the then soon to be acquired cable guide publisher TVSM, Inc.) are to be combined with the Company to create a platform for offering television guide services to consumers and advertisers. As part of this combination, a unit of News Corp. will receive consideration consisting of $800 million in cash and 60 million shares of the Company's stock to be composed of, assuming the Liberty Transaction is completed at the same time, 22,503,412 shares of Class A Common Stock and 37,496,588 shares of Class B Common Stock. As a result of the transaction, assuming the pending Liberty Transaction is also completed, News Corp. will have an approximate 40% economic interest in the Company, with TCI Ventures Group and Liberty having an approximate 44% economic interest, and the other stockholders of the Company having approximately 16%. Following the transaction, News Corp. and the combination of TCI Ventures Group/Liberty will each have approximately 48% of the voting power of the Company's outstanding stock.

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

     The following table sets forth certain unaudited financial information for the Company and each of the businesses operated by it during the three months and nine months ended September 30, 1998 and 1997.


                           Three Months Ended    Three Months Ended    Nine Months Ended     Nine Months Ended
                           September 30, 1998    September 30, 1997    September 30, 1998    September 30, 1997

                           Amount         %      Amount         %      Amount         %      Amount         %
                           ------------------    ------------------    ------------------    ------------------
                                                   (in thousands)


Revenues:
  Prevue Networks          $ 19,863      13%     $ 15,607      12%     $ 56,021      13%     $ 45,593      12%
  Superstar (1)             108,996      71        86,849      69       315,799      71       261,108      69
  UVTV                       11,392       7        10,179       8        33,826       7        30,877       8
  SSDS                       10,880       7        10,426       8        30,039       7        31,518       8
  SpaceCom                    4,252       3         4,370       4        13,099       3        12,873       4
  Other/Eliminations         (1,751)     (1)       (1,526)     (1)       (5,607)     (1)       (5,087)     (1)
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $153,632     100%     $125,905     100%     $443,177     100%     $376,882     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

EBITDA (2):
  Prevue Networks          $  7,552      21%     $  5,636      21%     $ 19,252      21%     $ 16,322      22%
  Superstar (1)              21,184      58        12,905      47        47,759      51        34,968      47
  UVTV                        8,203      23         7,229      27        23,756      26        21,220      28
  SSDS                          402       1           502       2         1,436       1          (133)     --
  SpaceCom                      643       2         1,167       4         3,365       4         3,313       4
  Other/Eliminations         (1,684)     (5)         (183)     (1)       (2,816)     (3)       (1,045)     (1)
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $ 36,300     100%     $ 27,256     100%     $ 92,752     100%     $ 74,645     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

Operating income:
  Prevue Networks          $  5,226      18%     $  3,475      15%     $ 12,160      17%     $  9,995      16%
  Superstar (1)              18,625      64        12,107      54        40,007      56        32,564      54
  UVTV                        7,554      26         6,631      29        21,918      31        19,428      32
  SSDS                         (462)     (2)         (259)     (1)       (1,108)     (2)       (2,353)     (4)
  SpaceCom                      257       1           816       4         2,310       3         2,223       4
  Other/Eliminations         (2,150)     (7)         (183)     (1)       (3,285)     (5)       (1,045)     (2)
                           --------     ---      --------     ---      --------     ---      --------     ---
    Total                  $ 29,050     100%     $ 22,587     100%     $ 72,002     100%     $ 60,812     100%
                           ========     ===      ========     ===      ========     ===      ========     ===

Consolidated depreciation
  and amortization         $  7,250              $  4,669              $ 20,750              $ 13,833

Consolidated capital
  expenditures                3,029                 2,531                 6,457                 6,135

Consolidated cash flows
  from operations            24,813                19,939                78,595                62,689



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

Results of Operations

Consolidated

     Revenues for the three months ended September 30, 1998 were $153.6 million, an increase of $27.7 million, or 22%, over the same period in 1997. For the nine months ended September 30, 1998, revenues were $443.2 million, an increase of $66.3 million, or 18%, over the corresponding 1997 period. The increase in revenues for both the quarter and nine-month period was primarily due to $25.1 million of additional revenues for the quarter and $63.5 million of additional revenues for the nine-month period attributable to Turner Vision's retail C-band operations which were combined with those of Superstar Netlink Group LLC's ("SNG") operations effective February 1, 1998, increased advertising revenues by Prevue Networks and increased affiliate fees for video services provided by UVTV and resulting from subscriber growth. These increases were offset by a $1.9 million reduction in revenues for the quarter and a $8.4 million reduction in revenues for the nine-month period which were a result of the termination of Superstar's service agent agreements with program suppliers in the DBS market. In addition, SSDS's revenue declined $1.5 million for the nine-month period as a result of the completion of certain major projects during 1998.

     Operating expenses, excluding depreciation and amortization, were $117.3 million for the quarter ended September 30, 1998, an increase of $18.7 million, or 19%, when compared to the same period in 1997. For the nine months ended September 30, 1998, operating expenses, excluding depreciation and amortization, were $350.4 million, an increase of $48.2 million, or 16%, over the corresponding 1997 period. Operating expenses, excluding depreciation and amortization, increased in both periods when compared to the same periods in 1997 due to increased costs of $21.3 million for the quarter and $56.2 million for the nine-month period attributable to Turner Vision, increased personnel costs primarily attributable to the growth in Prevue Networks and, for the nine-month period, costs incurred to develop and launch the new look of Prevue Channel. These increases were partially offset by a $1.3 million decrease in operating expenses for the quarter and a $7.6 million decrease in operating expenses for the nine-month period which were a result of the termination of Superstar's service agent agreements with program suppliers in the DBS market and a reduction in C-band programming costs.

     Depreciation and amortization during the third quarter of 1998 was $7.3 million, an increase of $2.6 million, or 55%, over the same period in 1997. For the nine months ended September 30, 1998, depreciation and amortization increased $6.9 million, or 50%, over the same period in 1997. The increase in depreciation and amortization in both the quarter and nine-month period in 1998 was primarily a result of amortization of goodwill resulting from the acquisition of Turner Vision and, for the nine-month period, the acquisition of ODS Technologies, LP, coupled with higher depreciation resulting from the acquisition of equipment to support the various Prevue products.

     Other income during the third quarter of 1998 was $1.1 million, relatively unchanged from the same period in 1997. For the nine months ended September 30, 1998, other income totaled $18.0 million compared to $3.0 million for the same period in 1997. Included in other income during the 1998 nine-month period is $14.7 million of gain associated with the acquisition of Turner Vision (See Note 3 to the Company's financial statements included in this Report).

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 37% for the nine-month period ended September 30, 1998, unchanged from the same period in 1997.

     Minority interest in earnings for the quarter and nine-month period ended September 30, 1998 of $7.0 million and $14.6 million, respectively, represents that portion of earnings attributable to the minority ownership in SNG, SSDS and Sneak Prevue LLC.

Prevue Networks

     The following table sets forth certain financial information for Prevue Networks for the three months and nine months ended September 30, 1998 and 1997:

                               Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                1998        1997      1998        1997
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                 $19,863     $15,607   $56,021     $45,593
     Operating expenses,
      before depreciation
      and amortization         12,311       9,971    36,769      29,271
                              -------     -------   -------     -------
     EBITDA                     7,552       5,636    19,252      16,322
     Depreciation and
      amortization              2,326       2,161     7,092       6,327
                              -------     -------   -------     -------
     Operating income         $ 5,226     $ 3,475   $12,160     $ 9,995
                              =======     =======   =======     =======

     EBITDA margin
      percentage                  38%         36%       34%         36%
     Operating margin
      percentage                  26%         22%       22%         22%


     Prevue Networks' revenues for the three months ended September 30, 1998 were $19.9 million, an increase of $4.3 million, or 27%, over the same period in 1997. For the nine months ended September 30, 1998, revenues were $56.0 million, an increase of $10.4 million, or 23%, over the corresponding 1997 period. The increase in revenues during both periods was largely attributable to advertising revenues, which grew $2.2 million, or 29%, over the third quarter of 1997 and $7.3 million, or 34%, over the first nine months of 1997 due to higher rates and increases in commercial advertising sales. In addition, service fee revenues attributable to Prevue Channel increased $500,000, or 10%, for the quarter when compared to the same period in 1997 and $1.7 million, or 12%, over the first nine months of 1997. Sneak Prevue revenues increased $108,000, or 5%, for the quarter when compared to the same period in 1997 and $400,000, or 6%, over the first nine months of 1997. Prevue Channel subscriber counts increased by 2.5 million, or 5%, to
49.2 million as of September 30, 1998 compared to those as of September 30, 1997. Sneak Prevue subscribers decreased by 173,000, or less than 1%, to 35.0 million during the same period.

     Operating expenses, excluding depreciation and amortization, increased by $2.3 million, or 23%, during the third quarter of 1998 and by $7.5 million, or 26%, for the first nine months of 1998 when compared to the same periods in 1997. The increase in operating expenses, before depreciation and amortization, in both periods was due primarily to additional employees added to accommodate Prevue's growth coupled, for the nine-month period, with approximately $2.3 million of costs incurred in the first quarter of 1998 to develop and launch the new look of Prevue Channel. Further increasing operating expenses was $1.1 million of costs incurred in the third quarter of 1998 to promote and produce two segments for the new fall programming combined with costs incurred related to TV Guide branding.

     Depreciation and amortization during the third quarter of 1998 was $2.3 million, an increase of $165,000, or 8%, over the same period in 1997. For the nine months ended September 30, 1998, depreciation and amortization increased $765,000, or 12%, over the same period in 1997. The increase in depreciation and amortization was a result of the acquisition of additional customer control units and video production equipment necessary to support the various Prevue products and increased equipment to support the increase in personnel.

Superstar

     The following table sets forth certain financial information for Superstar for the three months and nine months ended September 30, 1998 and 1997:

                               Three Months Ended     Nine Months Ended
                                 September 30,          September 30,
                                1998        1997      1998        1997
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                $108,996    $ 86,849   $315,799   $261,108
     Operating expenses,
      before depreciation
      and amortization         87,812      73,944    268,040    226,140
                             --------     -------   --------   --------
     EBITDA                    21,184      12,905     47,759     34,968
     Depreciation and
      amortization              2,559         798      7,752      2,404
                             --------     -------   --------   --------
     Operating income        $ 18,625     $12,107   $ 40,007   $ 32,564
                             ========     =======   ========   ========

     EBITDA margin
      percentage                  19%         15%       15%         13%
     Operating margin
      percentage                  17%         14%       13%         12%


     Revenues generated by Superstar for the three months ended September 30, 1998 were $109.0 million, an increase of $22.1 million, or 26%, over the same period in 1997. For the nine months ended September 30, 1998, revenues were $315.8 million, an increase of $54.7 million, or 21%, over the corresponding period in 1997. Revenues increased for both periods due to $25.1 million of revenues for the quarter and $63.5 million of revenues for the nine-month period which were attributable to Turner Vision's retail C-band operations which were acquired by SNG effective February 1, 1998. This increase was partially offset by a $1.9 million decrease in revenues for the quarter and a $8.4 million decrease in revenues for the nine-month period which was a result of the termination of Superstar's service agent agreements with program suppliers in the DBS market. Retail subscribers purchasing programming from SNG as of September 30, 1998 totaled approximately 1.2 million, a decrease of 23,000 during the quarter and an increase of 293,000 during the prior twelve months. The increase in retail subscribers during the last twelve months includes approximately
310,000 subscribers acquired from Turner Vision on February 1, 1998 and 61,000 subscribers acquired from other C-band programmers during May 1998. Excluding the impact of acquired subscribers, retail subscribers purchasing programming from SNG declined 2% for the quarter ended September 30, 1998 and decreased 9% for the twelve-month period ended September 30, 1998. During the quarter ended September 30, 1998, the C-band industry declined 2%, decreasing by 49,000 subscribers, and for the twelve month period ended September 30, 1998, the industry decreased by 176,000 subscribers, or 8%.

     Operating expenses, excluding depreciation and amortization, were $87.8 million in the third quarter of 1998, an increase of $13.9 million, or 19%, compared to the same period in 1997. For the first nine months of 1998, operating expenses, excluding depreciation and amortization, increased $41.9 million, or 19%, over the same period in 1998. The increase in operating expenses, before depreciation and amortization, for both periods of 1998 as compared to the previous year's results was due primarily to expenses attributable to Turner Vision of $21.3 million for the third quarter and $56.2 million for the nine months. The increases were partially offset by a decrease in operating expenses from the termination of Superstar's service agent agreements with program suppliers in the DBS market of $1.3 million for the quarter and $7.6 million for the first nine months of 1998, as well as a reduction of programming fees due to renegotiated rates.

     Depreciation and amortization for the third quarter of 1998 was $2.6 million, an increase of $1.8 million, or 221%, compared to the same period in 1997. Depreciation and amortization for the first nine months of 1998 was $7.8 million, an increase of $5.3 million, or 222%, compared to the same period in 1997. The increase in depreciation and amortization for both periods was primarily the result of amortization of goodwill resulting from the acquisition of Turner Vision.

     On February 17, 1998, the Company announced the Liberty
Transaction (See Note 6 to the Company's financial statements included in this Report).

     On July 10, 1998, the United States District Court for the Southern District of Florida issued a Preliminary Injunction ("Miami Order") against PrimeTime 24, a distributor of east coast and west coast network affiliates to the C-band and DBS markets. This injunction stems from a lawsuit brought against PrimeTime 24 by CBS, Inc. and its affiliates and Fox Broadcasting Company and its affiliates. The injunction requires that within 90 days of the order, PrimeTime 24 distributors deauthorize every CBS and Fox subscriber in the Longley Rice Grade B Contour who has been authorized since March 11, 1997. SNG, as a reseller of PrimeTime 24, is currently working toward compliance with the injunction. A similar decision was issued by the United States District Court for the Middle District of North Carolina affecting the distribution of the ABC Network signals in the Raleigh-Durham area. The effective date of the Miami Order has been extended to February 8, 1999. The Federal Communications Commission (the "FCC") has received Petitions for Rulemaking to redefine the Grade B contour for purposes of satellite network copyright compliance and eligibility, and is expected to commence the Rulemaking, receive comments and issue a ruling before the February effective date of the Miami Order. In addition, EchoStar Communications Corporation, a DBS provider, filed a complaint for declaratory judgement in the United States District Court in Colorado to have the Grade B contours redefined for satellite copyright purposes. The timing or outcome of any decision in that proceeding cannot be predicted at this time. Finally, various legislative proposals were introduced in Congress and are expected to be reintroduced in 1999 that, if passed, will impact satellite copyright eligibility and compliance. The Company believes that these matters will not have a material adverse effect on its financial position or results of operations. In addition, the Company believes these orders will not result in subscriber loss to DBS, as DBS distributors of PrimeTime 24 services are bound by the same order and any changes in the Grade B contours for purposes of satellite copyright should apply to all DBS and C-band distributors for all satellite-delivered network signals.

UVTV

     The following table sets forth certain financial information for UVTV for the three months and nine months ended September 30, 1998 and 1997:

                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                                1998        1997      1998        1997
                                ----        ----      ----        ----
                                            (in thousands)


     Revenues                 $11,392     $10,179   $33,826     $30,877
     Operating expenses,
      before depreciation
      and amortization          3,189       2,950    10,070       9,657
                              -------     -------   -------     -------
     EBITDA                     8,203       7,229    23,756      21,220
     Depreciation and
      amortization                649         598     1,838       1,792
                              -------     -------   -------     -------
     Operating income         $ 7,554     $ 6,631   $21,918     $19,428
                              =======     =======   =======     =======

     EBITDA margin
      percentage                  72%         71%       70%         69%
     Operating margin
      percentage                  66%         65%       65%         63%


     UVTV's revenues for the three months ended September 30, 1998 were $11.4 million, an increase of $1.2 million, or 12%, from the same period in 1997. For the nine months ended September 30, 1998, revenues were $33.8 million, an increase of $2.9 million, or 10%, from the corresponding 1997 period. The increase in revenues in both periods is primarily the result of an increase in average UVTV/WGN cable and DBS subscribers of 4.9 million, or 13%, for the quarter and 5.0 million, or 14%, for the nine-month period ended September 30, 1998. This growth was primarily due to the impact from new cable and DBS system launches and existing subscriber growth. The increase in subscribers resulted in a revenue increase of $685,000 and $1.5 million for the quarter and nine-month period ended September 30, 1998, respectively, over the same periods in 1997. Cable rate increases also contributed to the revenue growth. The remaining increase in revenues resulted from C-band license fees that were increased to recover the expense of copyright fees which increased January 1, 1998 and were partially offset by revenue decreases related to the continued shrinkage of the C-band marketplace.

     Operating expenses, excluding depreciation and amortization, were $3.2 million during the third quarter of 1998, an increase of $239,000, or 8%, from the third quarter of 1997. For the nine months ended September 30, 1998, operating expenses, excluding depreciation and amortization, were $10.1 million, an increase of $413,000, or 4%, from the same period in 1997. The increase in operating expenses during 1998 in both periods results primarily from the increased copyright fees discussed above which were partially offset by a decrease in compensation of $102,000 for the quarter and $562,000 for the nine-month period ended September 30, 1998 resulting from reduced headcounts.

     Depreciation and amortization for the quarter and nine months ended September 30, 1998 was $649,000 and $1.8 million, respectively, both relatively unchanged as compared to the same periods in 1997.

SSDS

     SSDS' revenues for the third quarter of 1998 were $10.9 million, an increase of $454,000, or 4%, compared to the third quarter of 1997. Revenues for the first nine months of 1998 were $30.0 million, a decrease of $1.5 million, or 5%, from the same period in 1997. The decrease in revenues during the first nine months of 1998 compared to those of 1997 is primarily due to the completion of certain major projects during the first nine months of 1998 which has caused a decrease in billable hours.

     Operating expenses, before depreciation and amortization, increased during the third quarter of 1998 by $554,000, or 6%, from the same period in 1997 to $10.5 million. The increase in operating costs during the third quarter was due to additional purchased materials related to one major project. For the nine months ended September 30, 1998, operating expenses, excluding depreciation and amortization, were $28.6 million, a decrease of $3.0 million, or 10%, from the same period in the prior year. The decrease in operating expenses during the first nine months of 1998 was due primarily to lower headcount and project costs, which were caused by the completion of certain major projects during 1998.

     Depreciation and amortization expense during the third quarter of 1998 was $864,000, an increase of $103,000, or 14%, over the third quarter of 1997. Depreciation expense during the nine months ended September 30, 1998 increased by $324,000, or 15%, over the same period in 1997. The increase in 1998 was the result of ongoing infrastructure equipment upgrades and new equipment to support the employees. Included in depreciation and amortization expense in the third quarter and nine-month period of both 1998 and 1997 is approximately $500,000 and $1.5 million, respectively, of amortization of goodwill resulting from the Company's acquisition of SSDS in July 1995.

SpaceCom

     SpaceCom's revenues for the three months ended September 30, 1998 were $4.3 million, relatively unchanged as compared to the same period in 1997. For the nine months ended September 30, 1998, revenues were $13.1 million, an increase of $226,000, or 2%, over the corresponding 1997 period. The increase in revenues for the nine month period were attributable to increased demand for SpaceCom's satellite hardware and an increase in HyperCubed service revenue. SpaceCom's transponders had an average occupancy, based on potential revenue, of 69% as of September 30, 1998, down 2% when compared to the same period in 1997.

     Operating expenses, excluding depreciation and amortization, were $3.6 million during the third quarter of 1998, an increase of $406,000, or 13%, compared to the same period in 1997. During the nine months ended September 30, 1998, operating expenses, excluding depreciation and amortization, increased $174,000, or 2%, from the corresponding 1997 period to $9.7 million. The increase in operating expenses, before depreciation and amortization, for both periods resulted primarily from a one-time transmission expense associated with the Galaxy IV failure.

     Depreciation and amortization in the third quarter of 1998 was $386,000, an increase of $35,000, or 10%, compared to the same period in 1997. During the nine months ended September 30, 1998, depreciation and amortization decreased $35,000, or 3%, from the corresponding 1997 period.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs and capital expenditures. During the first nine months of 1998, net cash flows from operating activities were $78.6 million ($74.9 million after distributions to minority interests), reflecting the continued growth of the Company's after-tax earnings. This cash, plus existing cash resources and net proceeds of $68.6 million from the sale of marketable securities, were used to fund the Company's debt payments by SSDS of $7.7 million, the repurchase of common stock of $15.2 million, capital expenditures of $6.5 million, other investments and acquisitions of $38.7 million and the reduction in the Company's capitalized lease obligations of $2.6 million during the nine-month period.

     At September 30, 1998, the Company's cash, cash equivalents and marketable securities aggregated $159.7 million, an increase of $16.6 million over the balance as of December 31, 1997. The above total includes $39.8 million of cash and cash equivalents held by SNG, in which the Company has an approximate 40% ownership interest. The Company has invested the majority of its cash available for current operations in investment grade municipal governmental obligations. As of September 30, 1998, approximately $54.9 million of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities along with investments made in certain equity securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits investments in fixed rate securities with maturities in excess of eighteen months from the date of investment.

     SSDS has a revolving credit facility with a bank which provides for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $5.0 million. Borrowings under this credit facility, which expires April 30, 1998, bear interest at the bank's stated prime rate plus a margin. The current credit facility replaced an existing credit facility which expired October 31, 1998. There were no outstanding borrowings under the credit facility as of September 30, 1998.

     The Company collects annually, in advance, a majority of its SNG subscription fees and certain of its UVTV superstation and Prevue Networks' revenues. As of September 30, 1998, the unearned portion of all prepayments totaled $115.7 million, of which approximately $102.6 million, or 89%, was attributable to SNG. The Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and Prevue Networks in 1992, the Company was obligated for net minimum lease payments through approximately 2004 aggregating $17.6 million as of September 30, 1998, a reduction of $2.6 million, or 13%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.7 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $4.5 million in operating expenses, net of sublease revenue, during the nine months ended September 30, 1998.

     Capital expenditures during the nine months ended September 30, 1998 of $6.5 million were principally attributable to the expansion of the Company's teleport facilities, purchase of control units provided to the Company's cable television customers and to data processing equipment and systems and furniture, fixtures and facilities used by the Company.

     SNG generally makes monthly distributions to its members of all cash in excess of reasonable cash reserves established for anticipated working capital requirements and capital expenditures. However, in anticipation of the possible transaction with Primestar, SNG had been retaining cash in excess of its anticipated operating and capital needs in order to build working capital to desired levels for the transaction. During the nine months ended September 30, 1998, cash distributions to minority interests in SNG aggregated $3.7 million.

     The Company believes, except for the funds required to consummate the transaction with News Corp. (See Note 6 to the Company's financial statements included in this Report) and except as discussed above for SSDS, which will be required to renew or replace its existing credit facility in April 1999, that currently available cash and cash equivalents, marketable securities and cash flow generated from operations will provide the resources necessary to meet its working capital and related financing needs for the foreseeable future and to pursue opportunities to expand its businesses. The Company anticipates it will require $600 million to $800 million of debt financing, depending on available cash balances, to close the transaction with News Corp. and that such financing will be obtained through a commercial bank. Should the Company require additional financial resources to execute its business plans, it will likely look to both debt and equity as a source of funds.

     The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 2,000,000 shares of the Company's Class A Common Stock using existing cash resources. During the nine months ended September 30, 1998, the Company repurchased approximately 900,000 shares of stock for a total of $15.2 million. As of October 29, 1998, the Company had repurchased approximately 1.3 million shares under the program.

     The Company continues to explore opportunities to expand the market share of its existing businesses, develop new products and acquire interests in new businesses.

Other Matters

     In 1997, the Company began the process of identifying, evaluating and implementing changes to its computer systems, applications and certain equipment with embedded technology necessary to address the year 2000 issue. The Company has established an enterprise-wide program (the "Year 2000 Project") to prepare for the year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for year 2000 compliance. The historical and estimated future costs related to the year 2000 issues have not been and are not expected to be a material cost to the Company.

     The Year 2000 Project involves a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. This approach provides a detailed method for tracking the evaluation, repair and testing of the Company's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 is scheduled for completion by December 1998. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 2 is scheduled for completion by March 1999. Phase 3, Testing, involves testing the Company's systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 3 is scheduled for completion by May 1999. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service. Phase 4 is scheduled for completion by July 1999. The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, there can be no assurance that the projects will be completed on such dates.

     As part of the Year 2000 Project, the Company with the assistance of TCI is in the process of contacting its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     The Company's failure to resolve year 2000 issues on or before December 31, 1999 could result in system failures causing disruption in routine business activities. Also, if critical systems related to the Company's services are not successfully remediated, the Company could face claims of breach of contract from customers, certain programming providers and from other business that rely on the Company's programming services. Additionally, failure of third parties upon whom the Company relies to timely remediate their year 2000 issues could result in disruption in the Company's daily operations and core services. While the Company believes the Year 2000 Project will adequately address the internal year 2000 issues, the overall risks associated with the year 2000 issue remain difficult to accurately describe and quantify until the Company obtains additional information regarding the remediation activities of its third party suppliers and customers. There can be no assurance that the year 2000 issue will not have a material adverse effect on the Company and its operations.

     The Company is in the process of developing contingency plans on all critical processes to minimize the impact of any year 2000 related interruption. These plans have been completed at a high level and the detailed plans are expected to be in place prior to December 31, 1998.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Not applicable

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The trial governing the Company's litigation with StarSight concluded in July 1998, and final closing arguments were heard by the Court on November 12, 1998. All other administrative matters are expected to be completed by the end of November 1998. (See Note 2 to the Company's financial statements included in this Report.)

          On July 24, 1998, StarSight and Gemstar filed a complaint for patent infringement against Prevue Networks, Inc. in the United States District Court for the Northern District of California (San Jose Division). In their complaint, StarSight and Gemstar allege that Prevue has been and is infringing the 121 Patent and the 578 Patent by making, using, selling and/or offering to sell systems and processes which embody, incorporate or otherwise practice the inventions claimed in those patents. StarSight and Gemstar seek preliminary and permanent injunctive relief, damages (including treble damages for alleged willful infringement) and attorneys' fees. On August 7, 1998, Prevue moved to transfer the case to the Northern District of Oklahoma, where StarSight and Prevue are parties to a pending action involving the 121 Patent. That motion has been argued and is pending. On September 30, 1998, Gemstar, StarSight and SuperGuide, Inc. ("SuperGuide") served a First Amended Complaint adding SuperGuide as a Plaintiff with respect to the 578 Patent and adding Tele-Communications, Inc. as a Defendant and specifying the Prevue Interactive Guide as the allegedly infringing product. On October 5, 1998, Prevue Networks served its answer to the First Amended Complaint denying infringement of the 578 and 121 Patents and asserting that both Patents are invalid, that Plaintiffs are barred by latches and estoppel from asserting the Patents, and that the 121 Patent is unenforceable by reason of StarSight's inequitable conduct and misuse of that Patent.

          On May 13, 1998, a complaint was filed by a stockholder of the Company in the Court of Chancery of the State of Delaware in and for New Castle County, against the Company, Primestar and certain of the Company's directors. The plaintiff sought to enjoin the defendants from proceeding with the Primestar Transaction. On May 12, 1998, the Department of Justice filed a civil antitrust action in United States District Court seeking to block the acquisition by Primestar of certain assets suitable for use in its DBS business. On October 15, 1998, Primestar announced that the agreement governing the acquisition had been terminated. In connection with these events, the Company announced that it would not proceed with the Primestar Transaction. Following these announcements, the lawsuit was dismissed on November 10, 1998.



ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)  Exhibits

               3.1   Certificate of Amendment of Restated Certificate
                     of Incorporation.
              10.1   Amended and Restated Stock Option Plan For Non-
                     Employee Directors.
              27     Financial Data Schedule

          b)  Reports on Form 8-K

              On August 3, 1998, the Company filed a report on Form 8-K reporting the stockholders of the Company had approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock and Class B Common Stock to 650,000,000 shares and 300,000,000 shares, respectively. Additionally, the report stated that the Company would complete its previously announced two for one split of its Class A and Class B Common Stock by distributing one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding on August 20, 1998, to holders of record on August 10, 1998.

              No other reports on Form 8-K were filed during the third quarter of 1998.

                              SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                 United Video Satellite Group, Inc.
                                            (Registrant)




Date:  November 16, 1998          By     /s/ Peter C. Boylan III
                                     --------------------------------
                                            Peter C. Boylan III
                                               President and
                                          Chief Operating Officer