Form 10-K405
period 1998-12-31
TV GUIDE INC
filed 1999-03-31
CIK 913061

-----------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                 OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM      TO
          ---    ---

                    COMMISSION FILE NUMBER   0-22662


                            TV GUIDE, INC.
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


The aggregate market value of voting stock held by non-affiliates of the registrant was $577,436,039 as of March 29, 1999.

Number of shares outstanding of each of the registrant's classes of common stock as of March 29, 1999:

          TITLE OF CLASS                    NUMBER OF SHARES
Class A Common Stock $.01 Par Value            76,988,146
Class B Common Stock $.01 Par Value            74,993,176



----------------------------------------------------------------------

PART I

ITEM 1.   BUSINESS


     TV Guide, Inc.(formerly United Video Satellite Group, Inc.) is a media and communications company that provides print, passive and interactive program listings guides to households, distributes programming to cable television systems and direct-to-home satellite providers, and markets satellite-delivered programming to C-band satellite dish owners. Unless the context otherwise requires, the terms "Company" and "TVG" refer to the business of TV Guide, Inc. and its consolidated subsidiaries.

Recent Events

     On March 1, 1999, TVG acquired from Liberty Media Corporation, a wholly owned subsidiary of Tele-Communications, Inc., the stock of three of its subsidiaries that indirectly owned approximately 40% of Superstar/Netlink Group LLC (bringing TVG's ownership interest in SNG to approximately 80%) and Liberty's Netlink Wholesale Division, which includes a business that provides the Denver 6 services and a separate business that sells programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings (the "Liberty Transaction"). Liberty received 12,750,000 shares of TVG Class B Common Stock as consideration.

     Immediately after closing the Liberty Transaction, TVG acquired from a subsidiary of The News Corporation Limited, the stock of certain corporations (the "TV Guide Transaction") which publish TV Guide Magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). A subsidiary of News Corp. received 22,503,412 shares of TVG Class A Common Stock, 37,496,588 shares of TVG Class B Common Stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired 6,534,108 additional shares of TVG Class A Common Stock for approximately $129 million. The $800 million cash consideration portion of the TV Guide Transaction was funded from the following sources:

     - net proceeds from the sale of $400 million of 8 1/8% senior subordinated notes due 2009,
     - $185 million from borrowings under a bank revolving credit facility,
     -  $129 million net proceeds from the sale of stock to News Corp.
          and
     -  the remainder from TVG's existing cash balances.

     Liberty and News Corp. each directly or indirectly own approximately 44% of the issued and outstanding common stock of TVG representing approximately 98% (approximately 49% each) of the total voting power of TVG common stock.

     News Corp. is a diversified international communications company principally engaged in the production and distribution of motion pictures and television programming; television, satellite and cable broadcasting; publication of newspapers, magazines and books; production and distribution of promotional and advertising products and services; development of digital broadcasting; development of conditional access and subscriber management systems; and the provision of computer information services.

     Telecommunications, Inc. is one of the largest cable television operators in the U.S. Liberty is a wholly owned subsidiary of TCI and holds most of TCI's investments in cable programming, technology and telecommunications companies, including TVG, and non-U.S. cable television and telecommunications companies. On March 9, 1999, AT&T Corp. acquired TCI in a merger transaction in which TCI became a wholly owned subsidiary of AT&T.

     Under a stockholders agreement entered into in connection with the TV Guide Transaction, TCI, Liberty and News Corp. and certain of their subsidiaries have agreed that each stockholder or group of related stockholders that are party to such agreement shall be entitled to designate one member of the Company's Board of Directors for each 12.5% of the TVG Class B Common Stock owned by such stockholder or group, and the other parties to such agreement would vote their shares of common stock in favor of the election of such designees as director. Based on their relative share ownership following the TV Guide Transaction, each of Liberty and News Corp. were entitled to designate four members of the Board of Directors. The eight members so designated will appoint two persons who are independent directors within the meaning of the rules of the Nasdaq Stock Market.

Organization

     TVG is organized into three operating groups: TV Guide Magazine Group; TV Guide Entertainment Group; and United Video Group.

     The TV Guide Magazine Group provides TV Guide Magazine, the most widely circulated paid weekly magazine in the U.S., to households and newsstands. Printed in over 175 separate editions, it had circulation of approximately 12 million as of December 31, 1998. In addition, the TV Guide Magazine Group provides customized monthly program guides for cable and satellite operators and includes TVG's international operations, providing guidance products and services to cable television and other multi-channel video programming distributors located predominantly in Canada and Latin America.

     The TV Guide Entertainment Group supplies cable television systems and other multi-channel video programming distributors, both nationally and internationally, satellite-delivered on-screen program promotion and guide services, including TV Guide Channel (formerly Prevue Channel), offered through its TV Guide Networks subsidiary, and Sneak Prevue, offered through Sneak Prevue LLC, a joint venture owned 72% by TVG. Through its TV Guide Interactive subsidiary, the Company is currently offering interactive television technology that allows television viewers to retrieve on demand continuously updated program guide information through their cable television system. The TV Guide Entertainment Group also provides TV Guide Online, an Internet-based program listings guide.

     The United Video Group provides direct-to-home satellite services, satellite distribution of video entertainment services, software development and systems integration services and satellite transmission services for private networks. Through Superstar/Netlink Group LLC ("SNG"), a consolidated joint venture owned approximately 80% by TVG's Superstar Satellite Entertainment division, TVG markets satellite entertainment programming to C-band direct-to-home satellite dish owners in North America. In addition, Superstar provides certain billing and telemarketing services to other companies in the C-band industry. TVG's UVTV division markets and distributes to cable television systems and other multi-channel video programming distributors WGN (Chicago), KTLA (Los Angeles) and WPIX (New York), three independent satellite-delivered television "superstations". In addition, UVTV offers six Denver-based television channels - collectively known as the Denver 6 - and programming packages to satellite master antenna television systems. Through SSDS, Inc., TVG provides software development and systems integration services to large organizations with complex computer needs. TVG owns approximately 70% of SSDS. TVG's SpaceCom subsidiary provides satellite-delivered point-to-multipoint audio and data transmission services for various customers, including radio programmers, paging network operators, financial information providers, news services and other private business networks.

     TVG has evaluated and expects to continue to evaluate possible strategic acquisitions, dispositions and joint ventures, some of which may be significant, on an on-going basis. TVG is considering disposing of, or entering into joint ventures with respect to some non-strategic assets, including SNG, SSDS and SpaceCom. TVG is currently in discussions with several parties regarding a possible sale of the SNG business and certain other assets or a strategic marketing alliance or other transaction consistent with TVG's strategy of converting its C-band business into an equity position in a direct broadcast satellite company.

     The principal executive offices of TVG are located at 7140 South Lewis Avenue, Tulsa, Oklahoma 74136-5422, and its telephone number is
(918) 488-4000.

TV Guide Magazine Group

TV Guide Magazine

     The Company publishes TV Guide Magazine, the most widely circulated paid weekly magazine in the United States. As of December 31, 1998, it had a circulation of approximately 12 million. According to MediaMark Research, Inc., TV Guide Magazine reaches over 35 million readers each week. The Company publishes over 175 separate editions of its magazines weekly, including geographic and cable specific editions. TV Guide Magazine was first published in 1953. The Company also publishes monthly The Cable Guide, which has approximately 4 million subscribers. In addition, the Company's custom publishing unit produces a monthly pay-per-view guide for more than 200 cable systems in the United States.

     TV Guide Magazine provides both comprehensive television listings, including guides related to cable and satellite programming and feature articles relating to programming, entertainers and the entertainment industry. The listings section provides readers with daily schedules and descriptions of television programming distributed by local television stations and national and regional television networks. The Company believes TV Guide's listings provide substantially more information than the listings found in newspaper supplements and other printed television listings. In an effort to ensure that TV Guide's program descriptions are complete and informative, writers are assigned to specific television programs to screen content and read scripts.

     The feature section of the magazine provides insight into the television and entertainment programming and personalities for the readers. The feature articles have covered a range of topics from the rise of violence on television and its effect on young viewers to reviews of the latest mini-series. TV Guide Magazine also includes sections such as Insider, Star Style, Cheers & Jeers, Hollywood Grapevine and The Web Page. In addition, the magazine offers pull-out sections for special events such as the Olympics and the start of the NFL and the NASCAR seasons.

     TV Guide creatively uses cover art and photography to capture both the star quality and the individual personalities of television's top stars to generate reader interest and to increase single copy sales both regionally and nationally. The Company also uses regional covers to generate local interest.

     TV Guide Magazine's circulation is derived from four primary sources: new subscriptions (through insert cards in TV Guide Magazine, direct mail and direct mail agents), subscription renewals, cable television and satellite customer subscriptions and newsstand sales. Recent declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales have been partially offset by increased cable television and satellite customer additions. However, the declines in circulation may continue and such declines could be significant which could have a material adverse effect on the financial performance of the Company. TV Guide Magazine attracts new subscribers to its cable specific editions through the continued customization of the magazine for regional cable systems and through customer marketing programs in conjunction with the country's largest multiple system operators ("MSOs"). Consistent with the experience of other magazine publishers, TV Guide Magazine newsstand sales have decreased in recent years due to industry conditions such as the proliferation of magazine titles available for sale and changing buying habits of magazine consumers.

     In the year ended December 31, 1998, TV Guide Magazine carried 3,070 total advertising pages. The national feature section, which has traditionally attracted general appeal category advertisers such as food, drug, automobile, entertainment and packaged goods companies, carried approximately 29% of such pages. Network and cable tune-in advertising, traditionally included in the listings section, comprised 47% of total advertising pages; and insert advertising represented approximately 24% of such pages. TV Guide Magazine sells advertising principally through an internal advertising sales force. Advertisers may purchase pages on either a national or regional basis (i.e., in some but not all of TV Guide Magazine's editions) in accordance with their needs.

     Printed TV Guide products are sourced to nine independent commercial printers located throughout the United States. The Company believes that there is an adequate supply of alternative printing services available to publish TV Guide Magazine at competitive prices should the need arise. The principal raw materials used in the publication of TV Guide Magazine are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. TV Guide Magazine's operating performance is largely dependent on the price of coated and uncoated paper. The Company does not hedge against increases in paper costs. The price of paper began to rise around mid-year 1994 and continued to rise more dramatically in 1995 and early 1996. In mid-1996 paper prices began to fall, then increased moderately in 1997 and 1998. Although the Company intends to continue to use News Corp.'s bulk paper procurement services after the TV Guide Transaction, paper prices may increase. Postage for product distribution and direct mail solicitations is also a significant expense to TV Guide Magazine. Postal rates increased in January 1999 and may increase in the future.

     Murdoch Magazines Distribution, Inc. ("MMDI"), a wholly owned subsidiary, provides newsstand distribution for TV Guide Magazine as well as for other magazines. As a distributor, MMDI facilitates the distribution of magazines to wholesalers, provides market and product placement advice, assists publishers in managing inventories, and provides administrative support such as billing and collection services. The main source of MMDI's revenue is commissions earned from publishers using its services.

     Competition

     The Company's printed program listings guide services have the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; and electronic, interactive and on-line programming guides, including those offered by the Company. The Company believes that these additional guidance alternatives as well as the general proliferation of magazine titles for sale have caused a decline in recent years in the weekly circulation of TV Guide Magazine. The increasing presence of electronic, interactive and online program listings guides has created additional competition across all of the Company's distribution platforms. For example, programming distributors operating single-system program guides and electronic program guides in general provide competition not just for the Company's electronic services but also for its printed magazines.


     The TV Guide acquisition, as well as any future acquisitions, involves special risks, including: diversion of management attention; difficulties in improving or assimilating the operations, technologies and services of the acquired entity; the risk of entering into markets or services where TVG has limited direct prior experience or where competitors have stronger market positions or name-recognition. TVG has no prior experience in the printing or publication business and has never consummated a transaction the size of the TV Guide Transaction. To integrate successfully TV Guide's business, the Company may need to implement enhanced operational, distribution, financial and information systems and may require additional employee and management, operational and financial resources.

TV Guide Entertainment Group

On-screen Program Promotion and Guide Services


TV Guide Channel and Sneak Prevue

     TV Guide Channel

     In 1988, TVG established its TV Guide Channel (then Prevue Guide and subsequently Prevue Channel), offering programming distributors continuously updated on-screen video and text information which promotes the distributors' programs and provides program schedule information to its subscribers. The Company recently relaunched this product under the TV Guide Channel brand name, furthering the Company's strategy of leveraging the TV Guide brand name. TV Guide Channel, with only nominal content, generated prime time Nielsen ratings of 0.5 during the fourth quarter of 1998, tying VH-1 and ESPN2, and beating CNN Headline News Network and The Weather Channel.

     TV Guide Channel is typically included in a basic package offered by programming distributors to their subscribers and viewers need no special equipment (converters or sidecars) to receive the channel. TV Guide Channel is an information source for all of the system's channel offerings. The screen for TV Guide Channel is divided into two components with the upper half devoted to video clips promoting upcoming programs and events and advertising while the lower half of the screen contains a scrolling textual guide to upcoming programs. The customized text portion of the screen is formatted as a scrolling grid containing viewing times, channel numbers, network identification, program titles, movie descriptions, program ratings and ordering instructions for pay-per-view services. A programming distributor may choose different promotional strategies for different times of the day and can adjust the rotation of video clips accordingly.

     TV Guide Channel delivers its text and video components to systems via satellite to the MSOs' headends. The Company supplies each system with a control unit, a computer containing proprietary technology and software that stores the text information and controls the video delivered by satellite. Each of the Company's control units is coded to receive guide information intended specifically for each individual system and its unique channel line-up. This ability to provide localized content through system-specific tagging capabilities distinguishes the Company from other program listings guide companies.

     The Company markets and sells TV Guide Channel through its TV Guide Affiliate Sales subsidiary to programming distributors as a tool for promoting the system's programs, especially premium channels and pay-per-view. The Company focuses on targeted advertisers, such as cable and broadcast television networks, video and entertainment related product providers and consumer packaged goods companies, to increase advertising revenue. In addition, the Company maintains a New York City advertising sales office to better pursue potential advertising sales.

     Sneak Prevue

     Sneak Prevue is the most widely used analog pay-per-view promotional service in the United States. Sneak Prevue's video component covers the entire screen with textual information relating to pay-per-view schedules, pricing, channel designation and ordering instructions overlaid near the bottom of the screen. The video is interspersed with textual information or billboards that provide a more comprehensive listing of the day's pay-per-view features. As a part of this analog service, the Company supplies the programming distributor with a control unit containing a computer and a laser disc player. Approximately every two weeks, the Company ships an updated laser disc that contains video clips for upcoming programming, graphics and other information for Sneak Prevue. The Company continuously sends, via satellite, updated ordering and scheduling information coded for specific systems. The control unit then tailors, collates and formats the video contained on the laser disc and the information received by satellite. The Company markets Sneak Prevue along with and in the same manner as the TV Guide Channel.

     Competition

     The Company's electronic program listings guide and program promotion services have the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; and other electronic, interactive and on-line programming guides. Sneak Prevue, in particular, faces competition from other pay-per-view promotional channels. In addition, TV Guide Channel and Sneak Prevue compete with other programming for limited cable television system channel slots. This competition has increased and the Company believes will continue to increase as programming distributors recapture analog channels to launch digital services. To date, the impact of channel recapture has been immaterial to TV Guide Channel and Sneak Prevue distribution; however, there is no assurance that channel recapture will not adversely impact the Company in the future. Furthermore, due to the inherent overlap in certain of the Company's product offerings, many of its businesses compete with each other.

TV Guide Interactive and Prevue Express

     TV Guide Interactive

     TV Guide Interactive is an interactive on-screen program listings guide that utilizes digital set-top converter software applications developed by the Company to allow users to retrieve program listings on demand. Program listings on TV Guide Interactive may be viewed by time, channel or category or the listings can be scanned alphabetically. TV Guide Interactive's functionality includes access to detailed program descriptions, parental control features and remind notices to viewers of the commencement of pre-selected programming. As deployment of digital cable systems continues and the number of available channels proliferates, the Company believes the navigational services of TV Guide Interactive become more valuable to viewers. In turn, the service becomes more attractive to advertisers and offers programming distributors a means by which to market their services and create brand loyalty with their viewers by offering the ability to include co-branding and configurable interfaces on various screens. The Company currently offers two categories of interactive services for use by programming distributors: (i) basic interactive information services for use with set-top converter software applications of third parties and (ii) program guide and promotional services utilizing set-top converter software applications developed by TV Guide Interactive.

     With subsequent generations of the digital set-top converter boxes, the Company believes that the functionality of TV Guide Interactive will increase and that home shopping, e-commerce and interactive advertising opportunities may become achievable.

     Prevue Express

     Prevue Express is an interactive on-screen program guide for advanced analog cable set-top converters that utilizes software applications developed by the Company. Prevue Express allows users to retrieve selected programming information on demand. The service is offered in both English and Spanish languages. Advanced navigation and control features include "Browse" which allows viewers to quickly scan line-ups while watching regular programming. Viewers can also view full page listings and comprehensive programming information for up to three days in advance. Other features include parental control, the ability to order pay-per-view movies and options to set reminders.


     The Company's interactive television guides are in the early stages of deployment. TV Guide Interactive is only available on digital cable systems, and to date only a limited number of cable systems have been upgraded to digital. These upgrades are expensive and time-consuming and whether the cable operators choose to upgrade to digital is outside the Company's control. Prevue Express has been offered in the United States, but has thus far been deployed only in foreign cable systems. Development of enhancements to the guides is ongoing. The continued introduction and development of the Company's interactive technology will depend on (i) the on-going development by certain third party manufacturers to design new models of set-top converters that are capable of using more advanced interactive software and technology and
(ii) the willingness of cable television systems to acquire and install a sufficient number of such set-top converters to enable the Company to market this technology in a viable manner. Interactive technology may not gain widespread market acceptance and may face increased competition. The Company's interactive television guide businesses may not achieve a profitable level of operations in the foreseeable future.

     Competition

     TV Guide Interactive will face competition from a number of companies including large, well-known programmers and cable television operators that are attempting to develop viable interactive television technologies which may be accessed through cable television systems or otherwise. The Company's most significant competitors include Gemstar Development Corporation, and its subsidiary, StarSight Telecast, Inc., which have developed an advanced interactive programming guide with features that include the ability to activate a VCR to record programs selected with the guide, a feature not currently offered on the TV Guide Interactive digital guide. Microsoft Corporation, a licensee under the Gemstar and StarSight patents, also is marketing an interactive television guide. A number of direct broadcast companies and major television and set-top box manufacturers also provide interactive guides as licensees of Gemstar and StarSight. Finally, manufacturers of cable television set-top boxes provide their own "native guide" interactive guides with the set-top boxes.


     The Company is involved in various lawsuits, including lawsuits charging infringement of patents owned by or licensed to Gemstar and StarSight relating to interactive television guides. These lawsuits relate to the Company's digital and analog interactive guide products and a complete ruling with respect to the suit on the analog product may be announced shortly. See "Legal Proceedings." If the Company is not successful in its lawsuits, the Company may be required to obtain a license to develop and market one or more of its services, to cease developing or marketing such services or to redesign such services. There can be no assurances that the Company will be able to obtain such licenses or that it will be able to obtain them at commercially reasonable rates, or if unable to obtain licenses that it will be able to redesign its services to avoid infringement. These lawsuits could materially adversely affect the Company's operations and financial condition, including the Company's ability to offer interactive guides in the future. Gemstar and its affiliates also have brought lawsuits on patents relating to interactive television guides against three major manufacturers of cable television set-top boxes with which the Company's interactive television guides may now or in the future be used.

TV Guide Online

     TV Guide Online (formerly known as TVGEN) is an entertainment website that can be found on the World Wide Web at http://www.tvguide.com. TV Guide Online includes an online program listings service, movie database, soap opera news and updates, general entertainment news and gossip, photos, games, chat rooms and bulletin boards. In addition, TV Guide Online publishes TV Guide content on its website. TV Guide Online had over 30 million page views in December 1998. TV Guide Online was acquired as part of the TV Guide Transaction in March 1999.

Source Media, Inc.

     On February 12, 1999, TVG and Source Media, Inc., a provider of localized new media content, advertising and technology, signed a letter of intent to form a joint venture to focus on the development of local content and interactive services for the cable television and satellite marketplace, subject to execution of definitive agreements. TVG would initially own 45% of the venture with the ability to increase its ownership position to 55%. TVG would contribute $5 million as equity to the joint venture and would loan an additional $5 million to the joint venture in exchange for debentures convertible into equity in the joint venture. Source Media would grant to the joint venture an exclusive, perpetual and royalty-free license for substantially all of its intellectual property rights, subject to Source Media's rights to use such intellectual property in its retained businesses. Source Media would contribute the assets of the Interactive Channel and VirtualModem. TVG would provide certain key services to the joint venture including affiliate sales and marketing, network operations, accounting, and national advertising sales and support. Source Media would provide system-specific, locally-focused content, such as local advertising, yellow pages, classified advertising, local news and sports information to the joint venture. In addition, TVG would invest $12 million to acquire approximately 842,000 shares of Source Media common stock, representing 6.2% of Source Media's total outstanding shares of common stock. Source Media would also issue to TVG five-year warrants to purchase approximately 14.0 million shares of Source Media common stock at $14.25 per share, which, upon exercise, would increase TVG's ownership of Source Media to approximately 40%. TVG would obtain two seats on the Board of Directors of Source Media. Because formation of the joint venture is subject to execution of definitive agreements, there can be no assurance that it will be completed.

United Video Group

Superstar

     Superstar's operations include direct-to-home satellite services offered by SNG and certain call center services, billing services, software and subscriber management system services offered by TV Guide Enterprise Solutions.

     Direct-to-Home Satellite Services--SNG

     The Company is a member of SNG, a joint venture limited liability company managed by the Company and owned approximately 80% by the Company (as a result of its purchase of Liberty's 40% of SNG through the Liberty Transaction) and approximately 20% by Turner Vision. SNG was formed effective April 1, 1996, and markets satellite entertainment programming to C-band home satellite dish owners in the United States. The C-band industry experienced rapid growth during the early 1990s; however, with the continued expansion of cable systems and the introduction of direct broadcast satellite services, the C-band industry is shrinking. During the year ended December 31, 1998, the number of C-band subscribers in the industry decreased 9% to approximately 1.9 million subscribers. The Company expects the decline in the C-band industry to continue and this decline could accelerate significantly as direct broadcast satellite services aggressively pursue the Company's customers and become more well-known and popular with customers. The Company is in discussion with several parties regarding a possible sale of this business or strategic marketing alliance or other transaction consistent with the Company's strategy of converting its C-band business into an equity position in a direct broadcast satellite company.

     SNG markets various satellite-transmitted programming, including HBO, Starz!, ESPN and USA, to C-band home satellite dish owners in packages of one, three, six or 12-month subscription periods.

     Approximately 63% of SNG's new subscribers are generated through direct sales, primarily as a result of advertising in industry publications and direct mail campaigns targeting existing C-band home satellite dish owners. SNG also contacts existing customers by telephone and mail prior to the end of a subscription term in order to obtain renewals. Once a subscriber has ordered service by telephone, SNG transmits an authorization code to the customer's descrambler via satellite, allowing customers to receive programming within seconds after placing their order. SNG also markets its C-band direct-to-home satellite dish services through satellite equipment dealers, who often have relationships with existing home satellite dish owners, by offering the dealer an initial commission, as well as variable residuals during the lifetime of the customers' subscriptions.

     SNG competes for subscribers with other large C-band direct-to-home satellite dish program packagers, some of which are affiliated with well-known, large programmers and cable television system operators. Because a significant portion of its sales are generated through home satellite dish dealers, SNG also competes for dealer relationships on the basis of commission rates and quality of service offered to the dealer and its customers. In addition, the C-band home satellite dish market faces competition from cable television as well as technologies such as direct broadcast satellite services, which were launched in 1994. Direct broadcast satellite uses Ku-band digital frequencies that can be received by significantly smaller and less expensive dish antennae and receiver terminals than those home satellite dishes that receive C-band analog frequencies. Because of the smaller dish size, direct broadcast satellite is more widely accepted than C-band satellite dish systems, particularly in urban markets. The Company believes that the continued expansion of cable and direct broadcast satellite will decrease the size of the C-band market in the short and long-term.

     TV Guide Enterprise Solutions--TVGES

     Through TVGES, formerly called United Video Enterprise Solutions, the Company provides certain call center services, billing services, software and subscriber management system services. In addition, the Company previously functioned as a service agent for DirecTV in the direct broadcast satellite market until 1997. In general, the Company will continue to receive commissions from acting as a service agent for DirectTV on the programming sold for a period of three years from the time the consumer began purchasing programming. Net revenues earned under these contracts are expected to decline evenly, with the majority of the net revenues ending in mid-2000.

Satellite Distribution of Video Entertainment Services--UVTV

     The Company markets and distributes superstations WGN (Chicago), WPIX (New York) and KTLA (Los Angeles), three of the five independent satellite-delivered television superstations to MSOs and DTH subscribers.

     The Company has been the distributor of the country's largest superstation in terms of subscribers since Turner Broadcasting
Corporation's WTBS converted to a network in January 1998. WGN programming consistently ranks among the most popular satellite-delivered programming carried by cable television systems, with A.C. Nielsen reports showing that approximately 42% of all households receiving WGN watched it at least once a week during the fourth quarter of 1998.

     Historically, the Company's subscriber growth has come from within existing cable television systems as the number of subscribers within the cable universe has grown. As the U.S. cable television industry matures, sales of WGN generally are made on a replacement basis due to channel capacity limitation, with WGN replacing an existing, lesser viewed service carried by the customer's cable television system, or as a new channel as systems rebuild and add channel capacity.

     The Company faces substantial competition from over 150 cable network suppliers for limited channel capacity on cable television systems. In order to receive and distribute satellite-transmitted television broadcasts, such as WGN and other superstations, cable television systems must pay copyright payments to the Copyright Arbitration Royalty Panel, which is a separate, less controllable cost than the fee paid directly to the copyright holder when distributing a cable television network. These and other factors can influence a cable television system's decision as to whether to select a superstation such as WGN for distribution.

     The Company believes that there are several barriers to entry to the superstation distribution markets. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") generally requires new entrants to the superstation satellite-transmission market to obtain retransmission consent from the broadcast station that they intend to retransmit but grandfathers those superstation signals that were on satellite prior to May 1, 1991. The Company believes that these provisions of the 1992 Cable Act may create a barrier to the emergence of new superstations that would compete with WGN and the other four existing superstations because it may be difficult for potential distributors to obtain retransmission consent from new superstations at an economically feasible price. Moreover, the Company believes that its relationship with its superstations and cable television providers will make it more difficult for potential retransmitters of WGN, KTLA and WPIX to enter the market. The Company has developed a relationship with WGN by cooperating to provide substitute programming when the WGN programming is blacked out on a specific cable system due to programming restrictions on such cable system. In addition, the Company leases a transponder on satellite space which may be unavailable to potential competitors, and the Company's customers have entered into service agreements with the Company.

     On March 1, 1999, the Company acquired as part of the Liberty Transaction the Netlink Wholesale Division, which includes a business that provides the Denver 6 services and a separate business that sells programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings.

     Denver 6 Service

     The Company offers six Denver-based television channels acquired in the Liberty Transaction--KCNC (CBS), KDVR (Fox), KMGH (ABC), KUSA
(NBC), KWGN (an independent superstation that also carries WB programming) and KRMA (a Denver-based public broadcasting channel)-- collectively known as the Denver 6. Denver 6 customers may acquire any combination of the channels that comprise the Denver 6 Service, with per-service pricing on a decreasing scale based on the number of channels taken. As of December 31, 1998, one or more of the Denver 6 channels were supplied to over 650 cable and satellite master antenna television systems, as well as direct-to-home households in the United States and Canada. The Company receives fees from these distributors which resell the programming to the subscribers.

     The Denver 6 service competes with other providers of programming to the cable television and direct-to-home wholesale markets including PrimeTime 24, which retransmits other network affiliate channels from the west and east coasts. There are no specific statutory or regulatory restrictions that prevent a satellite carrier from retransmitting the network signals comprising the Denver 6 service or the signals of competitive network affiliates so long as that carrier meets the requirements of applicable law.

     Satellite Master Antenna Television Systems--SMATV

     The SMATV business, acquired as part of the Liberty Transaction, is comprised of private cable television systems that serve hotels and multi-unit dwellings. As of December 31, 1998, the Company provided programming to approximately 2,100 SMATV systems. Optel and Cable Plus, together, typically account for approximately 80% of the Company's annual SMATV programming sales. In its agreements with programming suppliers for its and its subsidiaries' cable television systems, TCI generally has obtained rights to sell such programming to SMATV systems located within the operating area of such cable television systems and in counties contiguous thereto. The Company is the TCI affiliate that has operated the business of providing programming to SMATV systems pursuant to rights obtained by SSI.

Software Development and Systems Integration Solutions--SSDS

     SSDS provides information technology consulting, integration and software development services in the form of business solutions for networked computing environments. Through its subsidiary company, Knowledge Workers, Inc., SSDS provides technical employee recruitment services.

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

Satellite Transmission Services for Private Networks--SpaceCom

     SpaceCom provides point-to-multipoint audio and data satellite transmission services for various customers throughout North America, including radio programmers, paging network operators, financial information providers, news services and other private business networks. In general, SpaceCom purchases long-term satellite transponder capacity "in bulk", subdivides it into a number of smaller channel units and resells these units.

     SpaceCom leases two C-band and two Ku-band satellite transponders on which it transmits audio and data for its customers. The customer's audio and data is transmitted from the Company's uplink facility to a satellite transponder using FM Squared or FM Cubed technology and is retransmitted to satellite receive dishes at a customer's or their subscribers' multiple locations.

     Most of SpaceCom's commercial customers use FM Cubed systems. SpaceCom's proprietary FM Cubed technology is fully digital and programmable via downloadable software, a technology the Company originally developed for its electronic guidance products. FM Cubed transmissions are less affected by weather conditions and are able to transmit more data using less transponder capacity than FM Squared. In addition, SpaceCom scrambles FM Cubed transmissions using three unique proprietary encryption methods.

     SpaceCom markets "turn-key" satellite based communications networks, which require little maintenance or intervention by the customer other than coordination of the receive hardware for its network end users to the radio, paging and financial information network markets. SpaceCom's customers sign contracts for initial terms of typically five years or greater, often through the end of life on the satellite. Approximately 49% of SpaceCom's 1998 revenues were attributable to paging customers.

Research and Development

     Company-sponsored research and development activities charged against pre-tax earnings were $7.9 million, $7.5 million and $5.4 million in 1998, 1997 and 1996, respectively.


Regulation

     The satellite transmission, cable and telecommunications industries are subject to federal regulation, particularly FCC requirements. The industries are also often subject to extensive regulation by local and state authorities. While most cable television and telecommunication industry regulations do not apply directly to the Company, they may affect programming distributors, a significant customer for the Company's products and services. In the past, uncertainty about proposed or even rumored regulations has occasionally caused programming distributor customers to postpone purchasing decisions and actions. The Company monitors pending legislation and proposed regulations to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

     Copyright Matters. Under the "cable compulsory license" provisions of the Copyright Act, programming distributors are required to pay copyright fees that arise from their reception and distribution of satellite-transmitted television broadcasts such as WGN and Denver
6. These provisions also grant an exemption which allows the Company to transmit and market their superstations without agreements with, or copyright payments to, the broadcast station transmitted. Under the cable television compulsory copyright license, cable television systems that carry the superstations and network stations are responsible for obtaining consent from broadcasters and paying copyright fees to the U.S. Copyright Office, a federal copyright fee collection agency. In contrast, under the "satellite compulsory license" provided by SHVA (as defined below), the Company must pay the copyright royalty fees for all C-band direct-to-home subscribers who receive the satellite programming provided by the Company. Because direct broadcast satellite systems are considered carriers under SHVA, they are responsible for paying copyright fees for their direct broadcast satellite subscribers. Effective January 1, 1998, copyright fees under SHVA were increased to 27 cents per signal per subscriber per month, an increase of 21 cents for each of the network signals, an increase of 13 cents for WGN, and an increase of 9.5 cents for KWGN, KTLA and WPIX. Retail prices to subscribers were correspondingly increased, which contributed to decreases in subscribers to the Company's services during 1998. On October 30, 1997, the Satellite Broadcasting & Communications Association, of which the Company is a member, filed a Petition for Review of such increases in copyright fees with the United States Court of Appeals for the District of Columbia Circuit which was denied on January 29, 1999. Moreover, SHVA is set to expire at the end of 1999. Unless Congress extends SHVA or enacts a new compulsory license for the direct-to-home industry, retransmission of superstations and network stations to individual C-band and direct broadcast satellite dish owners will not be authorized under the copyright laws. Various bills are being considered by Congress, which, if enacted, would amend and extend the satellite license and/or potentially change the copyright royalty fee. For example, Senator McCain and Senator Hatch are drafting legislation that would extend the satellite compulsory license to January 31, 2004 and reduce satellite copyright payments to 14.85 cents for networks and 18.9 cents for superstations. Legislation has been introduced from time to time to repeal the cable compulsory license provision, although no such legislation has been passed by Congress. Similar legislation will likely be introduced in the near future to consider "reform" of both the cable and satellite compulsory licenses, and, if adopted, such legislation could hinder or prevent the Company from marketing services such as the Denver 6 service.

     The Copyright Act and U.S. Copyright Office regulations generally impose a significantly higher copyright fee on cable television systems in certain markets for carrying more than two distant independent television stations. This copyright fee structure limits the extent to which cable television systems are able to carry superstations. A reduction in competitive superstations within the industry could potentially increase the distribution potential of the Company's KWGN, KTLA and WPIX signals as a replacement product without increasing a cable operator's overall copyright payments.

     On August 1, 1997, the United States Copyright Office released a "Review of the Copyright Licensing Regimes Covering Retransmission of Broadcast Signals" in response to a request from the Chairman of the United States Senate Committee on the Judiciary. The Copyright Office recommended a number of significant changes in the laws regulating the copyright licensing of broadcast retransmissions which, if adopted, would have a significant impact on the Company. Congressional committees have scheduled and held hearings on such recommendations.

     SHVA. The Satellite Home Viewer Act ("SHVA") regulates the Company's distribution of its superstations and network stations. While SHVA does not restrict the distribution of superstations to satellite subscribers, it prohibits a satellite carrier such as the Company from retransmitting a television broadcast signal of a network television station to households that receive an over-the-air signal of grade B intensity of a television broadcast station affiliated with such network and to households that, within the past 90 days, have received through a cable system the signal of a television station affiliated with such network. The Company has no control over the affiliate decisions of various superstations that may change those stations' status under SHVA and restrict distribution. The SHVA provides for remedies which can include actual damages, injunctions and statutory damages. Statutory damages per individual claim are limited to $5.00 per subscriber, per month and statutory damages for a pattern or practice of violations are limited to $250,000 in a six-month period. Possible changes in legislation, affiliations and programming may result in claims that would limit the Company's distribution of its services.

     In complying with the SHVA, the Company is required to discontinue network service to certain of its subscribers who are able to receive network services over the air. In response to infringement actions filed by broadcast networks and the affiliates against PrimeTime 24, another satellite carrier, for violation of the network service restrictions, two federal courts have issued permanent injunctions restricting PrimeTime 24's distribution of network services. The permanent injunction issued by a federal court in Miami is national in scope and, as it stands, will result in the termination of network services to over 350,000 of the Company's C-band subscribers during the first half of 1999. To avoid involvement in similar litigation, the Company entered into the NAB Agreement with the NAB, certain network-affiliated television stations, and their respective affiliate associations. At present, the Company can not assess the impact, if any, of future claims under the SHVA not covered by the NAB Agreement on the Company's results of operations or cash flow since it is unable to determine the basis upon which damages claimed by network affiliate stations which are not parties to the NAB Agreement might be calculated or what their amount might be. See "--National Association of Broadcasters Matters."

     On November 17, 1998, in response to two petitions requesting the FCC to initiate a proceeding to define separately "Grade B signal" for purposes of SHVA, the FCC released a Notice of Proposed Rulemaking to address the methods for determining whether a household is "unserved" under the SHVA. On February 2, 1999, the FCC released its Report and Order, which established a new predictive methodology for determining whether an individual household is "unserved". While the Company will employ this new predictive methodology, it is expected to have a minimal impact on the number of subscribers to whom the Company will be required to terminate network service. However, several members of Congress have indicated a desire to propose legislation that may extend the termination date and/or propose new methods for determining whether an individual household is "unserved".

     National Association of Broadcasters Matters. In January 1997, the Company entered into an agreement in principle with representatives of the NAB and of its television network affiliate members to identify by zip code those geographic areas which are "unserved" by network affiliated stations, i.e., areas in which households cannot receive a signal of at least Grade B intensity. On May 1, 1998, the Company entered into the NAB Agreement.

     Under the NAB Agreement, which became effective on July 1, 1998, the Grade B signal contour is plotted for each network station (including any translators or repeaters) using Longley-Rice data. Each zip code is classified as red (served) or green (unserved) for each station in its designated market area. For certain stations, zip codes in a limited number of additional counties adjacent to the designed market areas for those stations will also be classified as red or green. Zip codes which are partially served are classified as red or green depending upon whether the majority of the population in that zip code is served or unserved. However, the unserved population reclassified as red and the served population reclassified as green will be roughly equalized, subject to certain limitations. The Company's existing subscribers will be grandfathered for 14 months after the later of July 1, 1998 or the effective date of a nationwide injunction enforcing the SHVA against PrimeTime 24 or the effective date of an agreement between NAB and PrimeTime 24 which is nationwide in scope. The earliest date on which the "grandfathering" period could end would be August 31, 1999. Based upon recent injunctive orders in the PrimeTime 24 litigation, the Company does not expect any significant delay in such date. Under the NAB Agreement, neither the Company nor any of its distributors may provide the network signals to new subscribers in red area zip codes, and there are substantial reporting requirements to enforce this obligation. Distribution of network signals in violation of the NAB Agreement would result in liquidated damages and potentially an injunctive action. However, the NAB Agreement releases the Company from any liability arising from any violations of SHVA which may have occurred prior to the effective date of the NAB Agreement. If any other carrier receives a more favorable agreement, the NAB Agreement will be amended to reflect such more favorable terms. If there are significant changes in the law, any party may, on a prospective basis, terminate the NAB Agreement. All parties agree, however, to make good faith efforts to establish a new agreement in relation to any such significant regulatory changes.

     1992 Cable Act. In October 1992, Congress enacted the 1992 Cable Act, which provided a comprehensive regulatory framework for the operation of cable television systems, including substantial rate regulation for certain services and equipment provided by most cable television systems in the United States. Pursuant to the 1992 Cable Act, the FCC adopted regulations with respect to rates charged for certain cable television services and for equipment to receive those services. Additional regulations and policies adopted by the FCC under the 1992 Cable Act may impair the Company's ability to offer competitive rates and volume discounts on certain of its products and services and may affect the rates charged by the Company to home satellite dish programming packagers.

     Telecommunications Act of 1996. In February 1996, Congress enacted the Telecommunications Act of 1996, which generally deregulates both the cable and telephone industries, allowing each to compete with the other's local market areas, and also enables electric utilities to enter the telecommunication industries. While there are no provisions in the Telecommunications Act of 1996 that affect the Company directly, it indirectly may create more competition and less regulation within the video services marketplace.

Patents and Trademarks

     The Company and its subsidiaries and affiliated companies have 13 issued U.S. Patents. Two patents expiring in 2010 and 2012 concern certain aspects of SpaceCom's transmission technology, including FM Cubed. One patent expiring in 2012 relates to certain electronic circuit card connector technology. One patent expiring in 2009 relates to one-way, point-to-multipoint facsimile transmission by satellite. The Company is not currently pursuing development of the facsimile transmission technology. One patent expiring in 2015 concerns various aspects of ODS's interactive wagering technology. The remaining seven patents relate to certain electronic television program guide technologies. The Company, through its subsidiaries and affiliated companies, also has 47 pending non-provisional U.S. patent applications and 48 unexpired provisional U.S. patent applications relating to certain interactive wagering and electronic television program guide technologies. Of the 47 pending non-provisional applications, 14 claim priority to 14 of the unexpired provisional applications. In addition, in connection with the TV Guide Transaction and the Liberty Transaction, the Company acquired the rights to 12 U.S. patents and 11 pending patent applications relating to certain electronic television program guide technologies. The Company has filed and prosecuted foreign counterpart patent applications to most, but not all, of its U.S. patent applications in selected foreign jurisdictions. The Company cannot at this time determine the significance of any of its current or future patents, if issued, to its businesses.

     Many of the Company's competitors have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by the Company. The Company is currently engaged in the development of a variety of enhancements to its electronic television program guides. There can be no assurance that any such enhancements developed by the Company would not be found to infringe patents that are currently held or may be issued to others. The Company is currently engaged in two lawsuits relating to certain patents owned by or licensed by Gemstar Development Corp., StarSight Telecast, Inc. and SuperGuide Corporation, relating to certain functions performed by interactive program guide services. If the Company is not successful in those lawsuits, the Company may be required to obtain a license to develop and market one or more of its services, to cease developing or marketing such services or to redesign such services. There can be no assurances that the Company will be able to obtain such licenses, or that it will be able to obtain them at commercially reasonable rates, or if unable to obtain licenses, that it will be able to redesign its products and services. Microsoft Corporation, a licensee under the Gemstar and StarSight patents, also is marketing an interactive television guide. See "-- Legal Proceedings".

     Patents of third parties may have an important bearing on the Company's ability to offer certain of products and services, including TV Guide Interactive. Many competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that concern products or services related to the types of products and services the Company offers or plans to offer. For example, Personalized Media Communications L.L.C. ("PMC") has brought actions against several direct broadcast satellite companies in the International Trade Commission. PMC owns a number of patents and over 300 U.S. patent applications in the interactive and directed content fields, and has exclusively licensed StarSight in a defined field relating to interactive program guides. SourceMedia, Inc. also has brought suit on its patents against another company in connection with internet services provided through a cable system. There can be no assurance that the Company is or will be aware of all patents containing claims that may pose a risk of infringement by the Company's products and services. In addition, patent applications in the United States are generally confidential until a patent is issued and so the Company cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the Company's products or services were to infringe patents held by others, the Company may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. The Company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether the Company would be able to obtain such licenses on commercially reasonable terms. If the Company were unable to obtain such licenses, the Company may not be able to redesign its products or services to avoid infringement.

     The Company holds U.S. and foreign registrations for numerous trademarks and service marks, including the word marks "TV Guide", "Prevue", "Prevue Express", "Superstar" and "FM Cubed". The Company also holds registrations for a variety of other design marks.


Employees

     As of December 31, 1998, the Company had approximately 1,700 employees, including approximately 290 employees leased from Turner Vision. In connection with the TV Guide Transaction in March 1999, the Company added approximately 1,300 additional employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company owns the Chicago International Teleport, a 15-acre satellite traffic and uplink facility located approximately 20 miles south of Chicago. The Teleport operates ten transmit/receive antennas and has the capacity to add many more. These antennas are used to transmit or receive video, audio and data to and from various satellites for the Company and its customers. The Teleport also has 33 receive-only antennas. The Company also operates an uplink in Tulsa, Oklahoma for its TV Guide Channel which allows real-time promotional inserts into the video portion of its service. In addition, the Company leases uplink station facilities in other cities as needed. Information is generally delivered to the uplink transmit station via satellite, dedicated telephone or fiber optic lines and is usually scrambled at the uplink transmit site to avoid unauthorized receipt.

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

     The Company leases approximately 220,000 square feet of office space in Tulsa, Oklahoma for its headquarters under long-term leases expiring in 1999 and 2003 for approximately 1,100 employees providing services to TV Guide Channel, Sneak Prevue, TV Guide Interactive, UVTV and SpaceCom. The Company's Tulsa uplink facility is also at this location.

     SSDS sold its 30,000 square foot facility in Englewood, Colorado during 1998 which serves as the principal headquarters of administration, sales and marketing, business development and service technology. The Company is currently leasing approximately one-half of the space under a short-term arrangement. SSDS also leases offices in eight cities throughout the United States with leases ranging from a month-to-month basis to terms of up to six years.

      The businesses acquired in the TV Guide Transaction lease an aggregate of approximately 300,000 square feet of office space in 20 locations in the United States, such leases expiring at various times between 1999 and 2008.

ITEM 3.    LEGAL PROCEEDINGS

     On October 8, 1993, the Company received correspondence from StarSight, now a wholly owned subsidiary of Gemstar, bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program schedule services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 6, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original Complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint seeking damages and injunctive relief. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the other two patents identified in the original complaint and the five patents licensed to StarSight are not infringed by the Company. On March 20, 1995, StarSight filed an Answer to Amended and Supplemental Complaint, reasserting its charge of infringement of the 121 Patent. In December 1995, StarSight moved to file an amended answer to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. Trial of validity and inequitable conduct unenforceability of the 121 Patent, and alleged infringement by the Prevue Express product of the 121 Patent, commenced May 8, 1996. Proceedings on all issues other than liability with respect to the 121 Patent had been stayed. Over the course of the subsequent two and one-half years, the Court heard approximately 20 days of testimony, which concluded on July 7, 1998. The trial was continued at various times at the parties' request to allow the parties to assess the litigation and consider settlement possibilities. Although the parties announced a settlement as part of a business deal on January 20, 1998, it was never finalized, and no settlement was reached. The parties submitted post-trial papers in September and October 1998, and presented closing arguments to the Court on November 12, 1998. The case has been submitted to the Court and the parties are awaiting a decision on the issues of infringement and validity of the 121 Patent. Shortly before the closing argument, on November 9, 1998, StarSight moved to dismiss the case asserting that the Company had abandoned the Prevue Express product at issue in the case and that the Court therefore lacked subject matter jurisdiction over the matter. The Company opposed the motion on November 12, 1998. The Court has not yet issued a decision on that motion. On February 19, 1999 the District Court entered Partial Findings of Fact and Conclusions of Law determining that the 121 Patent is not unenforceable by reason of inequitable conduct. The Court referred the case to a Magistrate Judge to schedule a settlement conference prior to the Court entering additional findings of fact and conclusions of law with respect to the remaining issues tried. There can be no assurance that this litigation can be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     On July 24, 1998, Gemstar and StarSight filed an action in the U.S. District Court for the Northern District of California asserting infringement by the Company's TV Guide Networks subsidiary (formerly Prevue Networks, Inc.) of the 121 Patent and U.S. Patent No. 4,751,578 (the "578 patent") seeking damages and injunctive relief. The original Complaint did not specify a product accused of infringement. On September 30, 1998, Gemstar and StarSight filed an Amended Complaint adding SuperGuide Corporation as a plaintiff, TCI as a defendant, and specifying TV Guide Interactive as the allegedly infringing product. TCI Communications, Inc. was subsequently substituted for TCI. TV Guide Networks answered the Amended Complaint on October 15, 1998, asserting the defenses of non-infringement, invalidity and estoppel with respect to both the 121 and 578 Patents, and inequitable conduct unenforceability with respect to the 121 Patent. In addition, TV Guide Networks asserted that StarSight had violated the antitrust laws. On August 7, 1998, TV Guide Networks moved to transfer this action to the U.S. District Court for the Northern District of Oklahoma. On February 2, 1999, the California Court granted TV Guide Networks's motion to transfer. On December 23, 1998, Gemstar, StarSight and SuperGuide filed a motion before the Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer for pretrial proceedings, this action and four other patent infringement lawsuits Gemstar and its affiliated companies have pending with manufacturers of cable television set-top boxes. In their motion, Gemstar and its affiliates suggested either the Central or Northern District of California as the appropriate venue for pretrial proceedings. TV Guide Networks opposed the motion for consolidation. A hearing on the motion to consolidate and transfer took place on March 26, 1999. The JPML has not ruled on Gemstar's motion. On January 22, 1999, Gemstar, StarSight and SuperGuide filed a motion requesting a stay of the action against TV Guide Networks and TCI Communications, Inc. pending a decision by the JPML on their motion to consolidate and transfer. On February 2, 1999, the Court deemed the motion to stay to be moot in light of its decision to transfer the action on TV Guide Networks's motion to the Northern District of Oklahoma. There can be no assurance that this litigation can be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, the State has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending. If the Company's motion is not granted, it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $4.1 million.

     On June 2, 1997, a lawsuit was filed in the United States District Court for the District of Connecticut against the Company by one of its mass marketers who claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. Discussions to resolve these matters are on going. On June 11, 1997, the Court denied the marketer's motion for a temporary restraining order, and on October 10, 1997, denied the marketer's motion for a preliminary injunction. The marketer appealed the latter ruling to the United States Court of Appeals for the Second Circuit, but later filed a Motion for Voluntary Dismissal which was granted. The Company terminated its relationship with that marketer. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Market Information

     The Company's Class A Common Stock is traded on the Nasdaq
National Market tier of The Nasdaq Stock Market under the symbol TVGIA (previously UVSGA).

     High and low sales prices of the Company's Class A Common Stock, as reported on the Nasdaq National Market, are as follows:



                                    Market Price (1)
                         -------------------------------------
                              1998                    1997
     Quarter ended       High      Low           High      Low
     -------------       ----      ---           ----      ---

     March 31           $21.63   $13.38         $10.13    $ 6.75
     June 30            $22.13   $18.00         $10.50    $ 7.00
     September 30       $20.56   $13.75         $14.38    $ 9.88
     December 31        $26.75   $10.25         $15.75    $12.13


    (1) Adjusted for two-for-one stock split effected in the form of a stock dividend to stockholders of record on August 10, 1998. See Note 11 of Notes to Consolidated Financial Statements.


Holders

     At March 29, 1999, the Company had 103 holders of record of its Class A Common Stock (representing approximately 3,200 beneficial stockholders) and two holders of record of its Class B Common Stock.


Dividends

     No cash dividends were declared or paid during 1998 or 1997.

     The Company currently intends to retain all earnings for the continued development and growth of its business and has no plans to pay cash dividends in the future. Any future change in the Company's dividend policy will be made at the discretion of the Company's Board of Directors in light of conditions then existing, including the Company's earnings, financial condition, capital requirements, business conditions and other factors that the Board of Directors deems relevant. The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 7,000,000 shares of the Company's Class A Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED CONSOLIDATED FINANCIAL DATA
                (In thousands, except per share data)


     The following selected consolidated financial data for each of the five years in the period ended December 31, 1998 are derived from the audited consolidated financial statements of the Company. This financial data does not include the results of operations or financial position of the businesses acquired in March 1999 in the TV Guide Transaction or the Liberty Transaction. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the Notes thereto and other financial information included herein.


                                 Year Ended December 31,
                          -------------------------------------------
                          1998(1)    1997     1996(2)    1995    1994
                          ------     ----     ------     ----    ----

Operating Data:
  Revenues               $598,420  $507,598 $437,168 $262,919 $196,679
  Depreciation and
    amortization          (28,027)  (18,651) (16,323) (11,769)  (9,129)
  Operating income         95,699    85,344   55,220   38,416   26,364
  Interest expense         (1,629)   (2,122)  (2,024)  (2,003)  (2,155)
  Income tax expense      (37,507)  (25,892) (17,122) (14,483)  (9,985)
  Net income               64,777    45,760   30,084   23,172   16,307
  Earnings per share:
    Basic                    0.88      0.62     0.42     0.32     0.23
    Diluted                  0.87      0.62     0.41     0.32     0.23
  Cash dividends
    declared per
    common share             --        --       --       --       --

Other Data:
  EBITDA (3)             $123,726  $103,995 $ 71,543 $ 50,185 $ 35,493
  Capital expenditures     11,111    10,238   14,427   12,101    8,520
  Net cash provided by
    operating activities   94,242    77,986   51,111   33,534   38,571
  Net cash provided by
    (used in) investing
    activities             61,739   (66,924) (42,141) (35,956) (51,388)
  Net cash provided by
    (used in) financing
    activities            (31,217)  (23,106)   5,341   (1,617)  (2,549)
  Ratio of earnings to
    fixed charges (4)        24.9x     17.8x    12.6x     9.6x     6.8x

Balance Sheet Data:
  Cash and cash
    equivalents          $155,516  $ 30,752 $ 42,796 $ 28,485 $ 32,524
  Total assets            403,782   294,452  250,104  185,880  147,048
  Capital lease
    obligations and
    long-term debt         13,007    17,207   20,718   23,992   26,542

(1) Effective February 1, 1998, the Company's consolidated operating results include the operating results of Turner Vision, Inc.'s retail C-band business. Turner Vision contributed its retail C-band business to Superstar/Netlink Group LLC ("SNG"), a joint venture formed, effective April 1, 1996, to combine the retail C-band business of the Company's Superstar division and Liberty's Netlink USA division, in return for an approximate 20% interest in SNG.

(2) Effective April 1, 1996, the Company's consolidated operating results include the operating results of SNG. Prior to the formation of SNG, Superstar's retail C-band business operated as a division of the Company.

(3) EBITDA means operating income before depreciation and amortization. EBITDA is presented supplementally as the Company believes it is a widely used financial indicator of a leveraged company's ability to service and incur indebtedness. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, TVG's calculation of EBITDA may be different than the calculation used by other companies and therefore, comparability may be affected.

 (4) For the ratio of earnings to fixed charges calculations, earnings available for fixed charges consists of earnings before income taxes and minority interests in earnings of consolidated subsidiaries plus fixed charges. Fixed charges consist of interest on debt and that portion of rental expense the Company believes to be representative of interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion of the results of operations and liquidity and capital resources of the Company does not include the results of operations or financial position of the businesses acquired in March 1999 in the TV Guide Transaction or the Liberty Transaction. (See "TV Guide Transaction, Liberty Transaction and Related Financings" included in this Item 7).

Results of Operations

Consolidated

     The table below sets forth certain financial information for the Company and each of the businesses operated by it during the years ended December 31, 1998, 1997 and 1996.

                                    Year Ended December 31,
                              1998            1997            1996
                         -------------   -------------   -------------
                         Amount     %    Amount     %    Amount     %
                         ------   ----   ------   ----   ------   ----
                                        (In thousands)
Revenues:
 TV Guide
  Networks (1)         $ 76,822   13%  $ 62,956    12%  $ 49,636   11%
 Superstar (2)(3)       426,586   71    350,490    69    301,640   69
 UVTV (3)                44,964    7     40,931     8     38,188    9
 SSDS                    40,959    7     42,134     8     36,161    8
 SpaceCom                16,536    3     17,682     4     15,636    4
 Other/Eliminations      (7,447)  (1)    (6,595)   (1)    (4,093)  (1)
                       --------  ---   --------   ---   --------  ---
 Total                 $598,420  100%  $507,598   100%  $437,168  100%
                       ========  ===   ========   ===   ========  ===


Operating income(loss):
 TV Guide
  Networks (1)         $ 13,772   14%  $ 13,889    16%  $  8,410   15%
 Superstar (2)(3)        58,001   61     46,073    54     30,328   55
 UVTV (3)                28,641   30     25,419    30     20,995   38
 SSDS                    (1,355)  (1)    (2,376)   (3)    (5,894) (10)
 SpaceCom                 1,949    2      3,509     4      1,839    3
 Other/Eliminations      (5,309)  (6)    (1,170)   (1)      (458)  (1)
                       --------  ---   --------   ---   --------  ---
 Total                 $ 95,699  100%  $ 85,344   100%  $ 55,220  100%
                       ========  ===   ========   ===   ========  ===


Consolidated
 depreciation and
 amortization          $ 28,027        $ 18,651         $ 16,323
Consolidated capital
 expenditures            11,111          10,238           14,427
Net cash provided by
 operating activities    94,242          77,986           51,111
Net cash provided by
 (used in) investing
 activities              61,739         (66,924)         (42,141)
Net cash provided by
 (used in) financing
 activities             (31,217)        (23,106)           5,341


Other data:
 EBITDA (4)            $123,726        $103,995         $ 71,543

(1) The revenues and operating income for TV Guide Networks (formerly Prevue Networks) include TV Guide Channel, Sneak Prevue and other guide services offered both domestically and internationally.

(2) The amounts shown in the above tables for Superstar represent Superstar's revenues and operating income included in the Company's consolidated results of operations. Beginning April 1, 1996, these operating results include the operating results of Superstar/Netlink Group LLC ("SNG"), a joint venture formed to combine the retail C-band business of the Company's Superstar division with Liberty Media Corporation's Netlink division. Beginning February 1, 1998, SNG's operating results also include the retail C-band operations of Turner Vision, Inc.

(3) Effective January 1, 1997, the Company increased the price at which UVTV charges SNG for certain programming, primarily WGN. Had these rates not been in effect during 1998 and 1997, UVTV's revenue and operating income would have been approximately $2.3 million lower and Superstar's operating income would have been approximately $2.3 million higher in each of those years.

(4) EBITDA means operating income before depreciation and amortization. EBITDA is presented supplementally as the Company believes it is a widely used financial indicator of a leveraged company's ability to service and incur indebtedness.
     The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP that are presented in the financial statements. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and therefore, comparability may be affected.

     Revenues for 1998 were $598.4 million, compared to $507.6 million in 1997 and $437.2 million in 1996. Revenues increased $90.8 million, or 18%, in 1998, compared to 1997, primarily due to $89.5 million of additional revenues attributable to Turner Vision's retail C-band operations which were combined with those of SNG effective February 1, 1998 and increased advertising and service fee revenues by TV Guide Networks. These increases were partially offset by a decrease of $9.3 million in commission revenues from Superstar acting as a service agent in the direct broadcast satellite market. Revenues increased $70.4 million, or 16%, in 1997, compared to 1996, primarily due to $39.5 million of additional revenues attributable to the retail C-band operations of Liberty's Netlink division which were combined with those of Superstar's retail operations effective April 1, 1996; increased advertising and service fee revenues by TV Guide Networks; increased revenues from system integration services of SSDS; and growth in retail revenue by Superstar.

     Operating expenses, excluding depreciation and amortization, were $474.7 million for the year ended December 31, 1998, compared to $403.6 million in 1997 and $365.6 million in 1996. Operating expenses increased $71.1 million, or 18%, in 1998 over those in 1997 primarily due to $77.8 million of additional expenses attributable to Turner Vision; increased personnel costs resulting from the growth in TV Guide Networks; increased legal fees related to litigation and patent filings; and increased costs associated with TV Guide Channel's new format under the TV Guide brand. These increases were partially offset by a $7.4 million decrease in operating expenses due to the termination of Superstar's service agent agreements with program suppliers in the direct broadcast satellite market and a reduction in programming costs resulting from renegotiated programming contracts. Operating expenses, excluding depreciation and amortization, increased $38.0 million, or 10%, in 1997, compared with 1996, primarily due to $35.9 million of additional expenses attributable to Netlink and increased personnel costs resulting from the growth in TV Guide Networks.

     Depreciation and amortization was $28.0 million in 1998, compared to $18.7 million and $16.3 million in 1997 and 1996, respectively. Depreciation and amortization increased $9.3 million, or 50%, in 1998 over 1997 primarily as a result of amortization of intangibles resulting from the acquisitions of Turner Vision and ODS Technologies, LP, coupled with higher depreciation resulting from the acquisition of equipment to support the various TV Guide products. Depreciation and amortization increased $2.4 million, or 15%, in 1997, compared with 1996, primarily due to increased acquisitions of equipment to support the various TV Guide products and increased personnel at TV Guide Networks and Superstar.

     A $13.4 million gain on issuance of equity by subsidiary was recognized in 1998. The gain resulted from the acquisition of Turner Vision.

     Interest income was $6.3 million in 1998, compared to $5.9 million in 1997 and $3.4 million in 1996. The increase in interest income in both 1998 and 1997 was primarily attributable to higher cash balances.

     Other income for 1998 totaled $11.6 million, compared to $401,000 in 1997 and $551,000 in 1996. Included in other income during the fourth quarter of 1998 was a $10.4 million gain associated with the sale of equity securities.

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 37% in 1998, relatively unchanged from 36% in 1997 and 37% in 1996.

     Minority interest in earnings for the year ended December 31, 1998 was $21.7 million compared to $17.8 million in 1997 and $9.7 million in 1996. Minority interest represents that portion of earnings attributable to the 60% (50% in 1997 and 1996) minority ownership in SNG, the 30% minority ownership in SSDS and the 28% minority ownership in Sneak Prevue LLC. The increase in minority interest in earnings of $3.9 million, or 22%, from 1997 to 1998 was primarily attributable to Turner Vision's inclusion in the consolidated operating results of the Company for eleven months in 1998. The increase from 1996 to 1997 of $8.1 million, or 84%, was primarily attributable to Netlink's inclusion in the consolidated operating results of the Company for twelve months in 1997 compared to nine months in 1996, coupled with increased earnings of SNG.

TV Guide Networks

     The following table sets forth certain financial information for TV Guide Networks (formerly Prevue Networks) for the years ended
December 31, 1998, 1997 and 1996:

                                      Year ended December 31,
                               1998    Change   1997    Change   1996
                               ----    ------   ----    ------   ----
                                          (In thousands)

     Revenues                $76,822    22 %  $62,956    27%   $49,636
     Operating expenses       53,562    32 %   40,548    20%    33,676
     Depreciation and
       amortization            9,488    11 %    8,519    13%     7,550
                             -------          -------          -------
     Operating income        $13,772    (1)%  $13,889    65%   $ 8,410
                             =======          =======          =======

     Operating margin
       percentage               18%              22%              17%


     TV Guide Networks' revenues for 1998 were $76.8 million, compared to $63.0 million in 1997 and $49.6 million in 1996. The increase in revenues in 1998 of $13.9 million, or 22%, over those in 1997 was principally attributable to national advertising revenues, which grew $9.5 million, or 31%, due to higher rates and a higher sell-out of conventional advertising with the remainder of the increase primarily attributable to service fee revenues. TV Guide Interactive revenue recorded in 1998 totaled $2.1 million while no significant revenue was recorded in prior years. In addition, domestic service fee revenues attributable to TV Guide Channel and Sneak Prevue increased $2.1 million, or 10%, and $500,000, or 5%, respectively, in 1998 compared to 1997. Domestically, TV Guide Channel subscriber counts increased by 2.5 million, or 5%, to 50.0 million during 1998 and subscribers receiving Sneak Prevue decreased by 400,000, or 1%, to 35.0 million. The increase in revenues in 1997 of $13.3 million, or 27%, over those in 1996 was due to increased national advertising revenues resulting from higher rates and expanded airtime combined with increases in domestic service fee revenues. Advertising revenues increased by $8.0 million, or 35%, in 1997 over those in 1996. Domestic service fee revenues attributable to TV Guide Channel and Sneak Prevue increased by $3.0 million, or 18%, and $1.8 million, or 26%, respectively, in 1997 compared to 1996. TV Guide Channel subscriber counts increased by 3.4 million, or 8%, during 1997 and subscribers receiving Sneak Prevue increased during 1997 by 1.2 million, or 3%, primarily due to the formation of Sneak Prevue LLC.

     Operating expenses, excluding depreciation and amortization, were $53.6 million in 1998, compared to $40.5 million and $33.7 million in 1997 and 1996, respectively. The increase in operating expenses, before depreciation and amortization, of $13.0 million, or 32%, in 1998 was due to the addition of new personnel required to support TV Guide Networks growth, the continued roll-out of TV Guide Interactive, increased legal fees related to litigation and patent filings and costs associated with TV Guide Channel's new format under the TV Guide brand. The increase in operating expenses, before depreciation and amortization, of $6.9 million, or 20%, in 1997 as compared to the previous year was due to the addition of new personnel required to support increased sales volumes and data collection, the roll-out of TV Guide Interactive and costs associated with TV Guide Channel's new format.

     Depreciation and amortization in 1998 was $9.5 million, an increase of $1.0 million, or 11%, over that in 1997. Depreciation and amortization in 1997 increased $1.0 million, or 13%, over that in 1996. The increase in depreciation and amortization in both 1998 and 1997 over the prior years' was a result of the acquisition of additional assets, including customer control units necessary to support the various TV Guide products and assets to support additional personnel.

Superstar

     The following table sets forth certain financial information for Superstar for the years ended December 31, 1998, 1997 and 1996:

                                        Year ended December 31,
                              1998    Change    1997     Change   1996
                              ----    ------    ----     ------   ----
                                            (In thousands)

     Revenues               $426,586   22%    $350,490    16%  $301,640
     Operating expenses      358,317   19%     301,209    12%   269,115
     Depreciation and
       amortization           10,268  220%       3,208    46%     2,197
                            --------          --------         --------
     Operating income       $ 58,001   26%    $ 46,073    52%  $ 30,328
                            ========          ========         ========

     Operating margin
       percentage              14%               13%              10%


      Revenues generated by Superstar during 1998 were $426.6 million, compared to $350.5 million in 1997 and $301.6 million in 1996. The increase in revenues in 1998 of $76.1 million, or 22%, over those in 1997 was largely due to $89.5 million of additional revenues attributable to the retail operations of Turner Vision, which were acquired by SNG effective February 1, 1998, partially offset by a decline in commission revenues from acting as a service agent in the direct broadcast satellite market of $9.3 million. The contracts governing the commissions earned as a service agent in the direct broadcast satellite market expired in 1997; however, Superstar will continue to earn a declining level of commissions, generally through July 2000, on subscribers previously interfaced through Superstar. The net increase in retail subscribers in 1998 was approximately 263,000, increasing total subscribers as of December 31, 1998 to 1.2 million. The net increase was the result of subscribers contributed by Turner Vision of 309,000, offset by a decrease in subscribers resulting from the declining market. The industry decreased 9% to 1.9 million subscribers during the same period. Average revenue per retail subscriber decreased during 1998 as a result of a change in package mix associated with the Turner Vision combination. The increase in revenues in 1997 of $48.9 million, or 16%, over those in 1996 was primarily due to $39.5 million of additional revenues attributable to the retail operations of Netlink, which were combined with those of Superstar's retail operations on April 1, 1996, as well as growth in commission income earned as a service agent for program suppliers in the direct broadcast satellite market of $2.0 million. Retail subscribers purchasing programming directly from SNG decreased during 1997 by approximately 69,000, or 7%, to 892,000 while the industry decreased 7% to 2.1 million subscribers during the same period.

     Operating expenses, excluding depreciation and amortization, were $358.3 million in 1998, compared to $301.2 million and $269.1 million in 1997 and 1996, respectively. The increase in operating expenses, before depreciation and amortization, of $57.1 million, or 19%, in 1998 as compared to the previous year was due primarily to the addition of Turner Vision's retail business, which contributed $77.8 million of the operating expense increase, partially offset by a $20.7 million reduction in operating expenses primarily due to programming fee savings resulting from renegotiated programming contracts, Superstar's direct broadcast satellite service agreement terminations, and reductions in commissions paid to dealers. The increase in operating expenses, excluding depreciation and amortization, of $32.1 million, or 12%, in 1997 as compared to the previous year was due to the addition of Netlink's retail business, which contributed $35.9 million of the operating expense increase, partially offset by a $3.8 million reduction in operating expenses due to greater operating efficiencies as a result of the synergies realized in SNG and a reduction in commission expense as a result of the termination of Superstar's service agent agreements with two program suppliers in the direct broadcast satellite market.

     Depreciation and amortization was $10.3 million in 1998, compared to $3.2 million and $2.2 million in 1997 and 1996, respectively. The increase in depreciation and amortization of $7.1 million, or 220%, was primarily the result of $6.7 million of goodwill amortization associated with the Turner Vision acquisition. The increase in depreciation and amortization in 1997 of $1.0 million, or 46%, was primarily the result of additional data processing equipment and office furniture purchases necessitated by the increase in subscribers and employees.

UVTV

     The following table sets forth certain financial information for UVTV for the years ended December 31, 1998, 1997 and 1996:

                                     Year ended December 31,
                             1998    Change   1997     Change  1996
                             ----    ------   ----     ------  ----
                                         (In thousands)


     Revenues               $44,964   10%    $40,931     7 %  $38,188
     Operating expenses      13,803    5%     13,123   (11)%   14,727
     Depreciation and
       amortization           2,520    5%      2,389    (3)%    2,466
                            -------          -------          -------
     Operating income       $28,641   13%    $25,419    21 %  $20,995
                            =======          =======          =======

     Operating margin
       percentage             64%              62%              55%


     UVTV's revenues for 1998 were $45.0 million, compared to $40.9 million in 1997 and $38.2 million in 1996. The increase in revenues in 1998 of $4.0 million, or 10%, from those in 1997 was largely attributable to UVTV/WGN cable subscriber growth and cable rate increases. In addition, C-Band rates increased as necessitated by the increase in copyright fees from $.14 or $.175 to $.27, effective January 1, 1998. UVTV/WGN subscriber counts increased by 5.0 million, or 12%, while UVTV/WPIX and UVTV/KTLA subscriber counts declined 207,000, or 6%, and 210,000, or 7%, respectively, during 1998. The increase in 1997 revenues of $2.7 million, or 7%, from those in 1996 was largely attributable to the SNG price increases described above coupled with an increase in subscribers for UVTV's services. UVTV/WGN, UVTV/WPIX and UVTV/KTLA subscriber counts increased 1.2 million, or 3%, 667,000, or 23%, and 747,000, or 34%, respectively, during 1997. The increase in UVTV/WGN subscribers during 1997 is net of the approximate
4.5 million reduction in subscribers that resulted on January 1, 1997 when TCI discontinued UVTV/WGN from certain of its fully owned systems then carrying the superstation. The positive impact on revenues from increased subscribers in 1998 and 1997 was partially offset by the consolidation of multiple system operators, which negatively impacted the pricing of UVTV's services to certain cable systems, a trend which may continue in future years.

     Operating expenses, excluding depreciation and amortization, were $13.8 million in 1998, compared to $13.1 million and $14.7 million in 1997 and 1996, respectively. The increase in operating expenses, excluding depreciation and amortization of $680,000, or 5%, from 1997 to 1998 was due primarily to the increase in C-band copyright fees discussed above which were partially offset by a $472,000 decrease in compensation related to decreased headcount. Expenses decreased $1.6 million, or 11%, from 1996 to 1997 as the result of decreased compensation related to decreased headcount.

     Depreciation and amortization in 1998 was $2.5 million, relatively unchanged from 1997 and 1996 levels.

OTHER

SSDS

     SSDS's revenues for 1998 were $41.0 million, a $1.2 million decrease, or 3%, compared to the prior year. Information technology consulting revenue decreased by $4.2 million due to a decrease in billable hours. The decrease was partially offset by an increase in Knowledge Workers revenue of $3.1 million due to new projects in 1998. 1997 revenue was $42.1 million, compared to $36.2 million in 1996. The increase in revenues of $6.0 million, or 17%, compared to 1996 was primarily attributable to the commercial and public sector business, which experienced a combined increase of 45%, offset by the defense business realizing a decrease of 8% from the prior year. The increase in the commercial sector, which comprised the majority of the increase, is a result of SSDS's efforts to focus on higher margin business opportunities.

     Operating expenses, before depreciation and amortization, decreased $2.5 million, or 6%, from 1997. The decrease in operating expense was due to lower personnel costs and lower selling, general and administrative expense. Operating expenses, before depreciation and amortization, increased in 1997 by $2.0 million, or 5%, over 1996 primarily due to an increase in expenses related to direct contract payroll costs associated with increased revenue, partially offset by lower selling, general and administrative expense.

     Depreciation and amortization increased in 1998 by $274,000, or 9%, and in 1997 by $398,000, or 15%, over the prior years' results. The increase in both periods was the result of office expansions and infrastructure equipment purchased during 1997 to support the increase in technical personnel.

SpaceCom

     Revenues generated by SpaceCom during 1998 were $16.5 million, compared to $17.7 million in 1997 and $15.6 million in 1996. SpaceCom's average occupancy as of December 31, 1998 was 69%, which compares to 72% on December 31, 1997 and 70% on December 31, 1996. The reduction in occupancy in 1998 is principally due to one of its paging customers migrating away from SpaceCom's services.

     Operating expenses, excluding depreciation and amortization, were $13.0 million in 1998, compared to $12.7 million and $12.4 million in 1997 and 1996, respectively. The increase in operating expenses, before depreciation and amortization, of $260,000, or 2%, in 1998 over 1997 resulted primarily from increased transmission expenses due to the Galaxy IV failure, partially offset by general and administrative efficiencies. The increase in operating expenses, before depreciation and amortization, of $349,000, or 3%, in 1997 over 1996 is attributable to increased transmission expense.

     Depreciation and amortization in 1998 was $1.6 million, a $154,000 increase over 1997 due to depreciation on the $1.2 million expansion at the Chicago International Teleport. Depreciation and amortization in 1997 was $1.4 million, relatively unchanged from 1996.

Liquidity and Capital Resources

     Cash provided by operations continues to be the Company's primary source of funds to finance operating needs, capital expenditures and investments. In 1998, net cash flows from operating activities were $94.2 million ($90.5 million after distributions to minority interests), reflecting the continued growth of the Company's after-tax earnings. This cash, plus existing cash resources and proceeds from the exercise of stock options of $1.2 million and net sales and maturities of marketable securities of $115.8 million, were used to fund the Company's investments and acquisitions of $42.1 million, capital expenditures of $11.1 million, net reduction in the Company's capitalized lease obligations, note payable and long term debt of $9.7 million and repurchase of common stock of $18.8 million during 1998.

     At December 31, 1998, the Company's cash, cash equivalents and marketable securities aggregated $161.3 million, an increase of $18.2 million over that as of December 31, 1997. The above total includes $57.5 million of cash and cash equivalents held by SNG, in which the Company had an approximate 40% ownership interest as of December 31, 1998. As of December 31, 1998, approximately $5.8 million of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits exposure to interest rate fluctuations for periods in excess of 18 months.

     SSDS has a revolving credit facility with a bank which provides for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $5.0 million which expires April 30, 1999. Borrowings under this credit facility bear interest at the bank's stated prime rate plus a margin. Outstanding borrowings under the credit facility as of December 31, 1998 were $1.7 million.

     The Company collects annually, in advance, a majority of its SNG subscription fees and certain of its UVTV superstation and TV Guide Networks' revenues. As of December 31, 1998, the unearned portion of all prepayments totaled $109.3 million, of which approximately $100.5 million, or 92%, was attributable to SNG. Aggregate unearned prepayments increased by $18.0 million during the year ended December 31, 1998, substantially all of which was attributable to the customer prepayments associated with SNG's operations. The Company's liability is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and TV Guide Networks in 1992, the Company was obligated for net minimum lease payments aggregating $16.8 million as of December 31, 1998, a reduction of $3.5 million, or 17%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during 1999 by approximately $3.7 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $6.6 million in operating expenses, net of sublease revenue, during 1998.

     Capital expenditures during 1998 of $11.1 million were principally attributable to the expansion of the Company's teleport facilities, purchase of control units provided to TV Guide Network's cable television customers, data processing equipment and systems and furniture, fixtures and facilities used by the Company.

     SNG has historically made monthly distributions to its members of all cash in excess of reasonable cash reserves established for anticipated working capital requirements and capital expenditures. However, in anticipation of a possible transaction with a DBS provider, SNG has been retaining cash in excess of its anticipated operating and capital needs in order to build working capital to desired levels. During the year ended December 31, 1998, cash distributions to minority interests in SNG aggregated $3.7 million.

     The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 7.0 million shares of the Company's Class A Common Stock using existing cash resources. Through December 31, 1998, approximately 1.4 million shares had been repurchased by the Company.

     The Company continues to explore opportunities to expand the market shares of its existing businesses, develop new products and acquire interests in new businesses.

TV Guide Transaction, Liberty Transaction and Related Financings

     On March 1, 1999, the Company acquired from Liberty Media Corporation, a wholly owned subsidiary of Tele-Communications, Inc., the stock of three of its subsidiaries that indirectly owned approximately 40% of SNG (bringing TVG's ownership interest in SNG to approximately 80%) and Liberty's Netlink Wholesale Division, which includes a business that provides the Denver 6 services and a separate business that sells programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings (the "Liberty Transaction"). Liberty received 12,750,000 shares of TVG Class B Common Stock as consideration.

     Immediately after closing the Liberty Transaction, the Company acquired from a subsidiary of The News Corporation Limited, the stock of certain corporations (the "TV Guide Transaction") which publish TV Guide Magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). A subsidiary of News Corp. received 22,503,412 shares of TVG Class A Common Stock, 37,496,588 shares of TVG Class B Common Stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired 6,534,108 additional shares of TVG Class A Common Stock for approximately $129 million in cash to equalize the TVG Class A Common Stock ownership of TCI and News Corp. (the "Equity Equalization").

    Upon closing of the above transactions, the Company's name was changed to TV Guide, Inc. and Liberty and News Corp. each directly or indirectly owned approximately 44% of the issued and outstanding common stock of the Company representing approximately 98% (approximately 49% each) of the total voting power of TVG common stock.

     The $800 million cash consideration portion of the TV Guide
Transaction was funded from the following sources: Net proceeds from the sale of $400 million of 8 1/8% senior subordinated notes due 2009, $185 million from bank borrowings, $129 million from the Equity
Equalization, and the remainder from existing cash balances.

     The Company entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks on March 1, 1999. Borrowings outstanding under the 364-day revolving credit facility convert to a five-year term loan at maturity. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. Borrowings to consummate the TV Guide Transaction were drawn under the $300 million six-year revolving credit facility.

     The Company believes that, after giving effect to the TV Guide Transaction and the Liberty Transaction, the related financings and restrictions contained in the indenture on the activities of the Company and the restricted subsidiaries, based on the Company's current level of operations, cash and cash equivalents, marketable securities and cash generated from operations, together with expected availability under the bank credit facilities, subject to the covenants therein, will be sufficient to enable the Company to service indebtedness, make capital expenditures and meet operating costs and expenses for the foreseeable future. Anticipated capital expenditures of the combined Company for 1999 are approximately $37 million, which include approximately $16 million to replace the cable headend equipment for the TV Guide Channel product. Additionally, the Company anticipates spending approximately $30 million in 1999 to develop Television Games Network. If and when appropriate, the Company or its affiliates may elect to incur additional indebtedness or to raise equity in the public or private markets.

     The bank credit facilities and the indenture governing the notes impose significant operating and financial restrictions on the Company. These restrictions may significantly limit or prohibit the Company from engaging in certain transactions, including the following: borrowing additional money, paying dividends or other distributions to stockholders, allowing restricted subsidiaries to guarantee other debt, limiting the ability of restricted subsidiaries to make payments to the Company and other restricted subsidiaries, creating liens on assets, selling assets, entering into transactions with affiliates, and engaging in certain mergers or consolidations. In addition, the indenture limits the Company's ability and the ability of restricted subsidiaries to make investments, but only if the credit ratings on the notes fall below certain levels. These restrictions could limit the Company's ability to obtain financing for working capital, capital expenditures, acquisitions, debt service requirements and other purposes. The restrictions may also affect the Company's ability to actively manage its businesses, including entering into joint ventures that advance the Company's strategy.

     The Company has a significant amount of indebtedness and debt service obligations. As of March 1, 1999, after closing of the TV Guide Transaction, the Company has approximately $600 million of long-term debt (including current portion) and unused borrowing capacity under bank credit facilities of approximately $400 million (subject to customary borrowing conditions). In addition, subject to restrictions contained in the bank credit facilities and the indenture governing the notes, the Company may borrow more money for working capital, capital expenditures, acquisitions and other purposes. The Company's significant indebtedness could have important consequences. For example, the Company's ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes may be limited; a large portion of the money earned by the Company's subsidiaries must be dedicated to the payment of interest on debt and will not be available for financing operations and other business activities; the level of debt and the covenants governing such debt could limit the Company's flexibility in planning for, or reacting to, changes in the Company's business because certain financing options may be limited or prohibited; the Company's degree of leverage may be more than that of competitors, which may place the Company at a competitive disadvantage; and the Company's level of debt may make the Company more vulnerable in the event of a downturn in the Company's business or the economy in general.

     The Company's ability to meet debt service obligations and specified financial ratios and tests will depend on future performance. The Company's future performance, in turn, will be subject to general economic conditions and to financial, business and other factors affecting operations, many of which are beyond its control. In the event of a default under the bank credit facilities, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions may also be accelerated and become due and payable. If any of these events should occur, the Company may not be able to pay such amounts.

Year 2000 Matters

       The Company and the businesses acquired in the TV Guide Transaction and the Liberty Transaction are continuing to address the year 2000 issue as described in detail below.



TVG

     In 1997, the Company began the process of identifying, evaluating and implementing changes to its computer systems, applications and certain equipment with embedded technology necessary to address the year 2000 issue. The Company has established an enterprise-wide program to prepare for the year 2000 and is utilizing both internal and external resources to identify, correct and test the systems for year 2000 compliance. The historical and estimated future costs related to the year 2000 issues have not been and are not expected to be a material cost to the Company.

     The year 2000 project involves a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. This approach provides a detailed method for tracking the evaluation, repair and testing of the Company's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 was completed in January 1999. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 2 is scheduled for completion by April 1999. Phase 3, Testing, involves testing the Company's systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 3 is scheduled for completion by May 1999. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service. Phase 4 is scheduled for completion by July 1999. The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, there can be no assurance that the projects will be completed on such dates.

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

     The Company's failure to resolve year 2000 issues on or before December 31, 1999 could result in system failures causing disruption in routine business activities. Also, if critical systems related to the Company's services are not successfully remediated, the Company could face claims of breach of contract from customers, certain programming providers and from other businesses that rely on the Company's programming services. Additionally, failure of third parties upon whom the Company relies to timely remediate their year 2000 issues could result in disruption in the Company's daily operations and core services. While the Company believes the Year 2000 Project will adequately address the internal year 2000 issues, the overall risks associated with the year 2000 issue remain difficult to accurately describe and quantify until the Company obtains additional information regarding the remediation activities of its third party suppliers and customers. There can be no assurance that the year 2000 issue will not have a material adverse effect on the Company and its operations.

     The Company is in the process of developing contingency plans on all critical processes to minimize the impact of any Year 2000 related interruption. These plans have been completed at a high level and the detailed plans are expected to be in place prior to May 31, 1999.

Businesses Acquired in the TV Guide Transaction

     The Company's capital spending plan provides for technology investments in the periods prior to December 31, 1999, for systems which would be operational after December 31, 1999. As a result of its assessment and capital planning, no acceleration of material planned system replacements were made due to year 2000 issues.

     The objective of the Company's year 2000 efforts is to determine and assess the risks of the year 2000 issue and to plan and institute mitigating actions to reduce those risks to acceptable levels. The Company's standard for compliance requires that a computer system or business process be designed to be used prior to, on and after January 1, 2000. Such systems or processes must be able to operate without error in dates and date related data, including without limitation, calculating, comparing, indexing and sequencing prior to, on and after January 1, 2000.

     The Company's year 2000 project team is focusing on the following major areas:

     Core Computer Systems. Information technology systems account for much of the year 2000 work and include all computer systems and technology managed by the Company. The Company's core computer systems relate to editorial, fulfillment and production functions. All core systems have been assessed, plans are in place and work is being undertaken to test and implement changes where required.

     Equipment and Facilities. An inventory of all critical office equipment and infrastructure has been completed and the Company has developed plans to assess any year 2000 issues related to critical items.

     Customers and Vendors. The Company is developing a plan to contact its major customers and vendors. To date, no significant customers or vendors have informed the Company that a material Year 2000 issue exists which could have a material effect on the Company. There can be no assurance that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     During 1999, the Company will continually review its progress against its Year 2000 plans and conclude on the appropriate and feasible contingency plans to reduce its exposure to Year 2000 related issues. Based on information developed to date, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve any material Year 2000 issues in a timely manner, such inability could result in a material financial risk.

Businesses Acquired in the Liberty Transaction

     A preliminary assessment has been done by the Company concerning the year 2000 issue. In discussions with the Netlink Wholesale Division, it was preliminarily concluded that the activity required for ensuring compliance on the systems, software and equipment will not be significant. During the remainder of 1999, a more formalized and structured approach will be used. This project is referred to as the year 2000 project.

     The year 2000 project involves a four-phase approach to determining the year 2000 readiness of the Company's systems, software and equipment. This approach provides a detailed method for tracking the evaluation, repair and testing of the systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 was completed in January 1999. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 2 is scheduled for completion by May 1999. Phase 3, Testing, involves testing the systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 3 is scheduled for completion by July 1999. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service. Phase 4 is scheduled for completion by September 1999. The completion dates set forth above are based on current expectations. However, due to the uncertainties inherent in year 2000 remediation, there can be no assurance that the projects will be completed on such dates.

     As part of the year 2000 project, significant suppliers and customers will be contacted to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their year 2000 compliance issues. There can be no assurance that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

     The failure to resolve year 2000 issues on or before December 31, 1999 could result in system failures causing disruption in routine business activities. Also, if critical systems related to the Company's services are not successfully remediated, the Company could face claims of breach of contract from customers, certain programming providers and from other businesses that rely on the Company's programming services. Additionally, failure of third parties upon whom the Company relies to timely remediate their year 2000 issues could result in disruption in the Company's daily operations and core services. While the Company believes the year 2000 project will adequately address the internal year 2000 issues, the overall risks associated with the year 2000 issue remain difficult to accurately describe and quantify until additional information is obtained regarding the remediation activities of third party suppliers and customers. There can be no assurance that the year 2000 issue will not have a material adverse effect on the Company and its operations.

   There are plans to develop contingency plans on all critical processes to minimize the impact of any year 2000 related interruption. Plans are expected to be in place by July 1999.

Cautionary Statement

     This report contains certain "forward-looking statements" within the meaning of federal securities laws about the Company's financial condition, results of operations and business. Such forward-looking statements may include, among other things, statements concerning: future acquisitions, changes in net revenues from the Company's businesses, the impact of governmental regulations, competitive conditions in industries in which the Company does business, liquidity and future capital expenditures, Year 2000 matters, the outcome of certain litigation, alternative sources of supplies and services needed by the Company and developments in the Company's interactive guide businesses. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by us in those statements. The most important factors that could prevent the Company from achieving our stated goals include, but are not limited to, the following:

  -- continued declines in circulation and operating profits for TV
       Guide Magazine,
  -- changes in the regulation of the cable television and/or satellite industries adverse to the Company's services, -- loss of the cable and/or satellite compulsory licenses provided by federal law,
  -- the willingness of cable and satellite television systems to acquire and install new equipment that will allow us effectively to market our interactive technology,
  -- increased price and service competition within the industry, -- our ability to keep pace with technological developments to protect the Company's intellectual property rights, and defend against claims by others asserting infringement of their intellectual property rights,
  -- a reduction in demand for advertising and competition from other media companies for audience and advertising revenues, -- changes in paper prices or postal rates and -- operating and financial risks related to integrating the TV Guide businesses and other acquired businesses.

     Because forward-looking statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such statements. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue. The Company undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes is primarily related to its variable rate debt under TVG's $300 million six-year revolving credit facility and $300 million 364-day revolving credit facility which were entered into in conjunction with the TV Guide Transaction. Borrowings under the 364-day revolving credit facility convert to a five-year term loan at maturity. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and cash flow are affected by interest rate fluctuations. At March 29, 1999, the Company had $195 million outstanding under the six-year revolving credit facility and no borrowings outstanding under the 364-day revolving credit facility. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $2.0 million in interest expense and a corresponding decrease or increase of $2.0 million in the Company's cash flow.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTRY DATA

                            TV GUIDE, INC.

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Page
                                                              ----

Reports of Independent Auditors:
  KPMG LLP                                                     37
  Ernst & Young LLP                                            38
Consolidated Balance Sheets                                    39
Consolidated Statements of Income                              40
Consolidated Statements of Changes in Stockholders'
  Equity                                                       41
Consolidated Statements of Cash Flows                          42
Notes to Consolidated Financial Statements                     43


The following supplemental financial statements have been restated to reflect the businesses acquired in the Liberty Transaction on March 1, 1999 which has been accounted for as a combination of entities under common control, similar to a pooling of interests. These statements do not extend through the date of the Liberty Transaction; however, they will become the historical financial statements of the Company after financial statements covering the date of the Liberty Transaction are issued.

Reports of Independent Auditors:
  KPMG LLP                                                     69
  Ernst & Young LLP                                            70
  KPMG LLP                                                     71
  KPMG LLP                                                     72
Supplemental Consolidated Balance Sheets                       73
Supplemental Consolidated Statements of Income                 74
Supplemental Consolidated Statements of Changes
  in Stockholders' Equity                                      75
Supplemental Consolidated Statements of Cash Flows             76
Notes to Supplemental Consolidated Financial Statements        77


Separate financial statements of the guarantor subsidiaries have not been presented herein as such subsidiaries are wholly owned and are joint and several, full and unconditional guarantors of the senior subordinated notes.


              INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts               116


All other Schedules have been omitted since the required information is not present or the amounts are not sufficient to require submission of the Schedule or because the information required is included in the respective financial statements or notes thereto.

                   REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
TV Guide, Inc.:



     We have audited the accompanying consolidated balance sheets of TV Guide, Inc.(formerly United Video Satellite Group, Inc.) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TV Guide, Inc. (formerly United Video Satellite Group, Inc.) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             KPMG LLP


Tulsa, Oklahoma
February 5, 1999
  (Except for Note 16
   as to which the date
   is March 1, 1999)

                   REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
TV Guide, Inc.



     We have audited the accompanying consolidated statements of income, changes in stockholders' equity, and cash flows of TV Guide, Inc. (formerly United Video Satellite Group, Inc.) for the year ended December 31, 1996. Our audit also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of TV Guide, Inc. (formerly United Video Satellite Group, Inc.) for the year ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






                                             ERNST & YOUNG LLP


Tulsa, Oklahoma
February 10, 1997

                            TV GUIDE, INC.
             (formerly United Video Satellite Group, Inc.)
                     CONSOLIDATED BALANCE SHEETS
           (In thousands, except share and per share amounts)

                                                   December 31,
                                               1998           1997
                                               ----           ----

ASSETS
Current assets:
  Cash and cash equivalents                  $155,516        $30,752
  Marketable securities, at fair value          5,804        112,334
  Accounts receivable, net of allowance
    for doubtful accounts of $2,699 and
    $2,785 at December 31, 1998 and 1997,
    respectively                               59,280         55,611
  Prepaid expenses and other                    5,610          9,842
  Deferred tax asset                            1,811          2,123
                                             --------       --------
Total current assets                          228,021        210,662


Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 45,179         50,992
Intangible assets, net of accumulated
  amortization of $18,347 and $7,823
  at December 31, 1998 and 1997,
  respectively                                111,420         30,072
Other assets, net of accumulated
  amortization of $42 and $33 at
  December 31, 1998 and 1997,
  respectively                                 19,162          2,726
                                             --------       --------
Total assets                                 $403,782       $294,452
                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  6,146       $  5,894
  Accrued liabilities                          52,480         50,385
  Note payable and current portion of
    capital lease obligations
    and long-term debt                          5,463         10,957
  Customer prepayments                        109,260         91,266
                                             --------       --------
Total current liabilities                     173,349        158,502

Deferred compensation                             367            871
Deferred tax liability                         11,041          2,737
Capital lease obligations and
  long-term debt                               13,007         17,207
Minority interest                               3,596          3,141

Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized,
    no shares outstanding                          --             --
  Class A common stock, $.01 par value;
    shares authorized: 650,000,000 in 1998
    and 60,000,000 in 1997, shares
    outstanding: 47,893,688 in 1998 and
    24,420,120 in 1997                            479            244
  Class B common stock, $.01 par value;
    shares authorized: 300,000,000 in 1998
    and 30,000,000 in 1997, shares
    outstanding: 24,746,588 in 1998 and
    12,373,294 in 1997                            247            124
  Additional paid-in capital                   22,319         39,112
  Accumulated other comprehensive
    loss, net of tax                              (54)           (13)
  Retained earnings                           180,610        115,833
                                             --------       --------
                                              203,601        155,300
  Minority interest deficit in
   Superstar/Netlink Group LLC                 (1,179)       (43,306)
                                             --------       --------
Total stockholders' equity                    202,422        111,994
                                             --------       --------
Total liabilities and stockholders' equity   $403,782       $294,452
                                             ========       ========


                        See accompanying notes.

                            TV GUIDE, INC.
             (formerly United Video Satellite Group, Inc.)
                   CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share amounts)


                                           Year Ended December 31,
                                        1998       1997        1996
                                        ----       ----        ----
Revenues:
  Satellite services                  $517,112   $435,153    $378,691
  Advertising sales                     40,349     30,828      22,774
  Systems integration
    services                            40,959     41,617      35,703
                                      --------   --------    --------
                                       598,420    507,598     437,168

Operating expenses:
  Programming and
    delivery                           322,059    260,584     227,938
  Selling, general
    and administrative                 152,635    143,019     137,687
  Depreciation                          13,851     12,207       9,965
  Amortization                          14,176      6,444       6,358
                                      --------   --------    --------
                                       502,721    422,254     381,948
                                      --------   --------    --------
Operating income                        95,699     85,344      55,220

Gain on issuance of equity
  by subsidiary                         13,373         --          --
Interest income                          6,346      5,882       3,401
Interest expense                        (1,629)    (2,122)     (2,024)
Other income                            11,607        401         551
Other expense                           (1,423)       (71)       (244)
                                      --------   --------    --------
Income before income taxes
  and minority interest                123,973     89,434      56,904
Provision for income taxes             (37,507)   (25,892)    (17,122)
Minority interest
  in earnings                          (21,689)   (17,782)     (9,698)
                                      --------   --------    --------
Net income                            $ 64,777   $ 45,760    $ 30,084
                                      ========   ========    ========

Earnings per share (1):
  Basic                               $   0.88   $   0.62    $   0.42
  Diluted                                 0.87       0.62        0.41


(1)  1997 and 1996 amounts adjusted for two-for-one stock split. (See
     Note 11).

                       See accompanying notes.



                             TV GUIDE, INC.
              (formerly United Video Satellite Group, Inc.)
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (In thousands, except share amounts)

                                                                  Accumulated
                                                     Notes        Other
                     Class A   Class B   Additional  Receivable   Comprehen-            Minority
                     Common    Common    Paid-In     From         sive Income Retained  Interest
                     Stock     Stock     Capital     Stockholders (Loss)      Earnings  Deficit   Total


Balance at January
1, 1996              $ 55      $124      $29,507     $ (472)      $(110)      $ 39,989  $     --  $ 69,093
 Comprehensive
  income, net of
  tax:
   Net income          --        --           --         --          --         30,084        --    30,084
   Change in
    unrealized
    appreciation
    (depreciation)
    on available
    for sale
    securites:
     Unrealized
      holdings gain
      net of
      reclassi-
      fication
      adjustments
      (net of income
      taxes of $159)   --        --           --         --         271            --       --        271
                                                                                                  -------
         Total
          Comprehen-
           sive
           income                                                                                   30,355

 Conversion of
  Class B stock
  to Class A stock
  (6,186,647
  shares)              62       (62)          --         --           --            --        --        --
 Two-for-one split
  (11,719,465
  Class A shares
  and 6,186,647       117        62         (179)        --           --            --        --        --
  Class B shares)
 Exercise of stock
  options, net of
  stock tendered
  (403,356 Class
  A shares)             4        --        3,212         --           --            --        --     3,216
 Tax benefit from
  exercise of
  nonqualified
  stock options        --        --        1,187         --           --            --        --     1,187
 Stockholder loans     --        --           --        (37)          --            --        --       (37)
 Noncash stock
  compensation         --        --        1,061         --           --            --        --     1,061
 Minority interest
  deficit in
  Superstar/Netlink
  Group LLC at
  formation            --        --           --         --           --            --   (49,169)  (49,169)
 Excess of earnings
  over distributions
  to minority
  interest in
  Superstar/Netlink
  Group LLC            --        --           --         --           --            --     8,454     8,454
                     ----      ----      -------     ------       ------      --------  --------  --------

Balance at December
31, 1996              238       124       34,788      (509)          161        70,073   (40,715)   64,160
 Comprehensive
  income, net of
  tax:
   Net income          --        --           --        --            --        45,760        --    45,760
   Change in
    unrealized
    appreciation
    (depreciation)
    on available
    for sale
    securities:
     Unrealized
      holdings loss
      net of
      reclassi-
      fication
      adjustments
      (net of income
      taxes of $102)   --        --           --        --          (174)           --        --      (174)
                                                                                                  --------
         Total
          Comprehen-
           sive
           income                                                                                   45,586
 Exercise of
  stock options,
  net of stock
  tendered
  (701,829 Class
  A Shares)             7        --        2,601        --            --            --        --     2,608
 Repurchase and
  retirement of
  stock (123,995
  Class A shares)      (1)       --       (2,076)       --            --            --        --    (2,077)
 Tax benefit from
  exercise of non-
  qualified stock
  options              --        --        3,799        --            --            --        --     3,799
 Payments received
  on stockholders'
  notes                --        --           --       509            --            --        --       509
 Excess of
  distributions to
  minority interest
  in Superstar/
  Netlink Group
  LLC over
  earnings             --        --           --        --            --            --    (2,591)   (2,591)
                     ----      ----      -------     -----        ------      --------  --------  --------
Balance at December
31, 1997              244       124       39,112        --          (13)       115,833   (43,306)  111,994
 Comprehensive
  income, net of
  tax:
   Net income            --      --           --        --            --        64,777        --    64,777
   Change in
    unrealized
    appreciation
    (depreciation)
    on available
    for sale
    securities:
     Unrealized
      holdings loss,
      net of
      reclassi-
      fication
      adjustments
      (net of income
      taxes of $24)      --      --           --        --           (41)           --        --       (41)
                                                                                                  --------
         Total
          Comprehen-
           sive
           income                                                                                   64,736

  Two-for-one split
   (24,224,833
   Class A shares
   and 12,373,294
   Class B shares)       242     123        (365)       --            --            --        --        --
  Exercise of
    stock options,
    (133,220 Class
    A Shares)              1     --        1,222        --            --            --        --     1,223
  Repurchase and
    retirement of
    stock (887,800
    Class A shares)       (8)    --      (18,775)       --            --            --        --   (18,783)
  Tax benefit from
    exercise of non-
    qualified stock
    options              --      --          362        --            --            --        --       362
  Non-cash stock
   compensation          --      --          763        --            --            --        --       763
  Minority interest
   adjustment in
   Superstar/Netlink
   Group LLC at
   acquisition of
   Turner Vision         --      --           --        --            --            --    24,524    24,524
 Excess of
   earnings over
   distributions
   to minority
   interest in
   Superstar/Netlink
   Group LLC             --      --           --        --            --            --    17,603   17,603
                     ------    ----      -------     -----        ------      --------  --------  --------
Balance at December
31, 1998             $  479    $247      $22,319     $  --        $  (54)     $180,610  $ (1,179) $202,422
                     ======    ====      =======     =====        ======      ========  ========  ========





                      See accompanying notes.

                              TV GUIDE, INC.
             (formerly United Video Satellite Group, Inc.)
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)


                                           Year Ended December 31,
                                         1998       1997        1996
                                         ----       ----        ----
Operating activities:
Net income                            $ 64,777   $ 45,760    $ 30,084
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Gain on issuance of equity by
      subsidiary                       (13,373)        --          --
    Depreciation and amortization       28,027     18,651      16,323
    Minority interest in earnings       21,689     17,782       9,698
    Deferred income taxes                8,650      2,161         232
    Amortization of bond premiums        1,019        937         650
    (Gain)loss on asset dispositions   (10,890)      (132)        123
    Other                                  663        463         945
    Changes in operating assets and
      liabilities:
        Accounts receivable              2,786    (10,333)     (2,341)
        Prepaid expenses and other       2,041        989      (2,929)
        Accounts payable                  (817)      (914)        440
        Accrued liabilities             (5,071)     7,427       8,648
        Customer prepayments            (4,755)    (4,378)     (7,971)
        Other                             (504)      (427)     (2,791)
                                     ---------   --------    --------
Net cash provided by operating
  activities                            94,242     77,986      51,111

Investing activities:
  Capital expenditures                 (11,111)   (10,238)    (14,427)
  Investments and acquisitions         (42,102)      (130)       (106)
  Purchases of marketable securities   (74,360)   (91,666)    (47,065)
  Sales of marketable securities       116,347      3,659          --
  Maturities of marketable securities   73,822     33,041      20,482
  Other                                   (857)    (1,590)     (1,025)
                                     ---------   --------    --------
Net cash provided by (used in)
  investing activities                  61,739    (66,924)    (42,141)

Financing activities:
  Repayment of note payable and
    long-term debt                      (6,201)    (7,261)        (14)
  Note payable borrowings                   --      7,446       7,245
  Repayment of capital lease
    obligations                         (3,493)    (3,258)     (3,039)
  Issuance of common stock               1,223      2,608       3,216
  Repurchase of common stock           (18,783)    (2,077)         --
  Distributions to
    minority interests                  (3,705)   (21,000)     (2,300)
  Other                                   (258)       436         233
                                      --------   --------    --------
Net cash provided by (used in)
  financing activities                 (31,217)   (23,106)      5,341
                                      --------   --------    --------
Net increase (decrease) in
  cash and cash equivalents            124,764    (12,044)     14,311
Cash and cash equivalents at
  beginning of year                     30,752     42,796      28,485
                                      --------   --------    --------
Cash and cash equivalents
  at end of year                      $155,516   $ 30,752    $ 42,796
                                     =========   ========    ========


                       See accompanying notes.

                            TV GUIDE, INC.
           (formerly United Video Satellite Group, Inc.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   General

     The Company

     TV Guide, Inc. ("TVG" or the "Company")(formerly United Video Satellite Group, Inc., See Note 16) provides satellite-delivered video, audio, data and program promotion services to cable television systems, direct-to-home satellite dish users, radio stations and private network users primarily throughout North America, and software development and system integration services to commercial entities, the federal government and defense related agencies in locations throughout the United States. The majority of the Company's operating income is earned through the sale of home satellite dish services and satellite distribution of video and program promotion services.

     Merger

     On January 25, 1996, the stockholders of TVG adopted the Agreement and Plan of Merger dated as of July 10, 1995, as amended (the "Merger Agreement"), among TVG, Tele-Communications, Inc. ("TCI") and TCI Merger Sub, Inc. ("Merger Sub"), pursuant to which Merger Sub was merged into TVG, with TVG as the surviving corporation (the "Merger"). The Merger was consummated later that same day.

     Pursuant to the terms of the Merger Agreement, holders of Class A Common Stock of TVG (other than the then controlling stockholder) had the right to elect to have up to half of their shares of Class A Common Stock converted into "Merger Consideration" consisting of one share of TCI's Redeemable Convertible TCI Group Preferred Stock, Series G, par value $.01 per share and one share of TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H, par value $.01 per share. A total of 22,230,784 shares of Class A Common Stock were held by stockholders who had the right to convert up to half of their shares into Merger Consideration, and a total of 4,290,932 shares were so converted.

     In connection with the Merger, TVG's then controlling stockholder converted 24,746,588 of the shares of Class B Common Stock of TVG held by him into shares of TVG Class A Common Stock. Pursuant to the terms of the Merger Agreement, the remaining 24,746,588 shares of Class B Common Stock retained by TVG's controlling stockholder were converted into Merger Consideration.

     As a consequence of the foregoing transactions, TCI acquired 24,746,588 shares of TVG Class B Common Stock and 4,290,932 shares of TVG Class A Common Stock, together representing approximately 40% of the issued and outstanding common stock of TVG and approximately 86% of the total voting power of TVG common stock immediately after the Merger, resulting in TVG becoming a majority-controlled subsidiary of TCI.

     On January 12, 1998, TCI acquired the remaining 24,746,588 shares of TVG Series A Common Stock held by TVG's former controlling stockholder, increasing TCI's equity ownership interest to approximately 73% and its voting power to approximately 93%. (See Note
16).

2.   Significant Accounting Policies


     Basis of Presentation

     These financial statements present the consolidated financial position, results of operations and cash flows of TVG and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Marketable Securities

     The Company invests the majority of its cash produced by operating activities in municipal debt securities and equities which are classified as cash and cash equivalents or marketable securities, based on maturity dates when acquired. These investments are diversified among high credit quality issues in accordance with the Company's investment policy. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities which the Company may not hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair market value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income or loss. At December 31, 1998 and 1997, the Company classified all of its marketable securities as available-for-sale.

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

     Depreciation and Amortization

     Depreciation and amortization of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

          Leased transponders                     9-12 years
          Building                               10-32 years
          Building improvements                   5-10 years
          Electronic equipment                    3- 5 years
          Equipment and other                     3-15 years

     Intangible assets are being amortized on a straight-line basis over 5-15 years. (See Notes 3 and 6.)

     Revenue Recognition on Satellite Services

     The Company recognizes revenue on the accrual basis in the month the service is provided. Payments received in advance for subscription services are deferred until the month earned, at which time income is recognized. The Company's liability is limited to the unearned prepayments in the event that the Company is unable to provide service.

     Revenue Recognition on Advertising

     The Company recognizes advertising revenue when the related advertisement is aired.

     Revenue Recognition on Systems Integration Services

     Revenues and profits on systems integration services are determined based on progress to completion measured generally either by incurred billable hours and costs at contract rates or on the percentage-of-completion method by comparing actual costs incurred to total estimated costs expected to be incurred to complete the contract.

     Any excess of contract revenue recognized (i.e., costs incurred plus gross profit earned) over billings to date represents unbilled revenues earned and is included in accounts receivable. Any excess of billings over contract revenue recognized is deferred as advance billings and is included in accrued liabilities. At December 31, 1998 and 1997, $4.5 million and $5.5 million, respectively, of earned revenues not yet billed are included in accounts receivable. At December 31, 1998 and 1997, there were no excess billings over contract revenue earned. Estimated losses on contracts are recorded in full when a loss is anticipated.

     Subsidiary Equity Transactions

     The Company recognizes as non-operating income or loss its proportionate share of increases or decreases in the equity of its affiliates arising from equity transactions by such affiliates.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be
     Disposed Of

     The Company reviews long-lived assets and intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     Earnings Per Share

     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):

                                 1998          1997           1996
                            ------------- -------------- -------------
                                Per Share      Per Share     Per Share
                                  Amount         Amount        Amount
                                  ------         ------        ------

      Net income           $64,777        $45,760       $30,084
                           =======        =======       =======

      Weighted average
        number of shares
        of common stock
        outstanding (1)     73,208 $0.88   73,347 $0.62  72,020  $0.42
                                   =====          =====          =====

      Effect of dilutive
        securities -
        stock options (1)      927            711         1,502
                            ------         ------        ------

      Weighted average
        number of shares
        of common stock
        and dilutive
        potential common
        shares (1)          74,135 $0.87   74,058 $0.62  73,522  $0.41
                           ======= =====  ======= =====  ======  =====


     (1)  1997 and 1996 amounts adjusted for two-for-one stock split
          (See Note 11).


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

     Related Party Transactions

     TCI and its consolidated affiliates purchase video, program promotion and guide services and subscriber management services from the Company. During the years ended December 31, 1998, 1997 and 1996, revenues earned by the Company from TCI were $9.1 million, $8.1 million and $8.1 million, respectively. Additionally, TCI purchased system integration services from the Company totaling $516,000, $1.2 million and $3.1 million during 1998, 1997 and 1996, respectively. The Company purchases programming and production services from TCI consolidated affiliates. These purchases totaled $43.7 million, $36.8 million and $34.1 million for the years ended December 31, 1998, 1997 and 1996, respectively (See Note 16).

     At December 31, 1998 and 1997, the Company had outstanding receivables of $2.4 million and $953,000, respectively, due from TCI consolidated affiliates and outstanding liabilities of $3.5 million and $3.6 million, respectively, due to TCI consolidated affiliates.

     The Company has included above transactions with TCI and all entities in which TCI has an interest greater than 50%. In addition, the Company has significant transactions with entities in which TCI owns, directly or indirectly, 50% or less, which transactions were conducted at arms-length in the ordinary course of business.

     Research and Development Costs

     Research and development costs of $7.9 million, $7.5 million and $5.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, are included in selling, general and administrative expenses.

     Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("Statement") No. 130, Reporting Comprehensive Income. The Company has reclassified certain amounts in the consolidated balance sheet to conform to the requirements of Statement 130. Statement 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included unrealized holding gains and losses for available-for-sale securities that are recorded directly in stockholders' equity in other comprehensive earnings. Pursuant to Statement 130, these items are reflected, net of related tax effects, as components of comprehensive earnings and are included in accumulated other comprehensive earnings in the Company's consolidated statements of changes in stockholders' equity.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications

     Certain financial statement items for prior years have been reclassified to conform to the 1998 presentation.

3.   Acquisitions

     Effective February 1, 1998, Turner Vision, Inc. ("Turner Vision") contributed its retail C-band home satellite dish business' assets, obligations and operations to Superstar/Netlink Group LLC ("SNG") in return for an approximate 20% interest in SNG, reducing the Company's and Liberty Media Corporation's ("Liberty") ownership interest in SNG to approximately 40% each. The Company continues to manage SNG and SNG's operating results continue to be consolidated with those of the Company. Liberty is wholly owned by TCI.

     The contribution was accounted for as a purchase of Turner Vision's business by SNG. Assets contributed by Turner Vision to SNG totaled $4.2 million and consisted primarily of $2.5 million of cash and $1.7 million of accounts receivable. These assets were subject to liabilities of $27.9 million, consisting primarily of $21.6 million of customer prepayments and $6.3 million of accounts payable and accrued liabilities. The purchase price of Turner Vision's business exceeded the fair value of the underlying net assets acquired by approximately $61.6 million, which amount was assigned to goodwill and is being amortized over ten years. As a result of the transaction, the Company recognized a gain of $13.4 million.

     On July 13, 1998, the Company increased its ownership interest in ODS Technologies, LP ("ODS"), a privately held interactive gaming company, to 98% by purchasing an 88% interest in ODS for approximately $28.4 million in cash. The purchase price of the Company's ownership interest in ODS exceeded the fair value of ODS's net assets acquired by approximately $28.2 million, which was assigned to patents and is being amortized over 15 years.

     The following pro forma financial information reflects the Company's results of operations for the years ended December 31, 1998 and 1997 as though the retail operations of Turner Vision and ODS had been acquired as of January 1, 1997, excluding the gain recognized by the Company as a result of the Turner Vision transaction (in thousands, unaudited):
                                             1998           1997
                                             ----           ----

     Pro forma:
       Revenues                            $606,598       $596,854
       Net income                            50,252         34,504
       Net income per share:
         Basic                             $   0.69       $   0.47
         Diluted                               0.68           0.47


4.   Marketable Securities

     The Company's marketable securities, which are all classified as available-for-sale, as of December 31 are summarized as follows (in thousands):
                                             1998
                           ----------------------------------------
                                             Gross
                                           Unrealized     Estimated
                           Unamortized       Gains          Fair
                              Cost          (Losses)        Value
                           -----------     ----------     ---------

     Municipal debt
     securities:
       Due after three
         months through
         one year           $  1,664        $   1        $  1,665
       Due after one
         year through
         three years           3,908           19           3,927
                            --------         ----        --------
                               5,572           20           5,592
     Equity securities           318         (106)            212
                            --------         ----        --------
                            $  5,890        $ (86)       $  5,804
                            ========         ====        ========

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

     In 1998 and 1997, realized gains from the sale of marketable securities were $10.4 million and $17,000, respectively which is included in "Other Income".


5.   Property, Plant and Equipment

     Property, plant and equipment as of December 31 are summarized as follows (in thousands):

                                             1998            1997
                                             ----            ----

     Leased transponders                   $ 37,959       $ 37,959
     Land                                       172            172
     Building                                 2,103          1,595
     Building improvements                    4,274          4,267
     Electronic equipment                    33,708         31,952
     Equipment and other                     48,129         41,009
                                           --------       --------
                                            126,345        116,954
     Accumulated depreciation and
       amortization                          81,166         65,962
                                           --------       --------
                                           $ 45,179       $ 50,992
                                           ========       ========


     Included in the above amounts are two transponders leased under long-term agreements that are accounted for as capital leases.
Accumulated amortization of such assets was $23.3 million and $19.6 million at December 31, 1998 and 1997, respectively.


6.   Intangible Assets

     Intangible assets as of December 31 are summarized as follows (in thousands):
                                             1998            1997
                                             ----            ----

     Goodwill                              $ 99,494        $35,860
     Patents                                 28,238             --
     Other                                    2,035          2,035
                                           --------        -------
                                            129,767         37,895
     Accumulated amortization               (18,347)        (7,823)
                                           --------        -------
                                           $111,420        $30,072
                                           ========        =======

7.   Income Taxes

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                             1998            1997
                                             ----            ----
     Deferred tax assets:
       Bad debt expense                    $   729          $  821
       Deferred compensation                   377             616
       Compensated absences                    282             401
       Capital lease obligations               822             770
       Other                                   632             950
                                           -------          ------
           Total deferred tax assets         2,842           3,558

     Deferred tax liabilities:
       Book/tax depreciation                 4,482           4,172
       Investment in Superstar/
          Netlink Group LLC                  7,590              --
                                           -------          ------
           Total deferred tax
             liabilities                    12,072           4,172
                                           -------          ------

     Net deferred tax liabilities          $ 9,230          $  614
                                           =======          ======


     Significant components of the provision for income taxes for the years ended December 31 are as follows (in thousands):


                                       1998       1997       1996
                                       ----       ----       ----
     Current:
       Federal                       $26,478    $21,772    $15,476
       State                           2,379      1,959      1,414
                                     -------    -------    -------
                                      28,857     23,731     16,890
     Deferred:
       Federal                         7,901      1,985        192
       State                             749        176         40
                                     -------    -------    -------
                                       8,650      2,161        232
                                     -------    -------    -------
                                     $37,507    $25,892    $17,122
                                     =======    =======    =======

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is (in thousands):

                                       1998       1997       1996
                                       ----       ----       ----


     Tax at statutory rate (35%)     $43,391    $31,302    $19,916
     Minority interest in
       consolidated entities not
       subject to income taxes        (7,490)    (6,294)    (3,650)
     State taxes, net of federal
       benefit                         2,033      1,388        945
     Effect of municipal interest
       earned and exempt from
       federal tax                    (1,215)    (1,411)      (791)
     Non-deductible goodwill
       amortization                      748        748        804
     Other                                40        159       (102)
                                     -------    -------    -------
                                     $37,507    $25,892    $17,122
                                     =======    =======    =======

     Income taxes paid were approximately $28.5 million, $21.9 million and $15.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.


8.   Credit Arrangements

     SSDS, Inc. ("SSDS") has a revolving credit facility with a bank that provides for borrowings up to the lesser of 80% of the billed trade accounts receivable outstanding less than 90 days, subject to certain conditions, or $5.0 million. Borrowings under this credit facility bear interest at the bank's stated prime rate plus a margin (8.25% at December 31, 1998). SSDS pays a commitment fee of 0.375% on the average daily unused portion of this credit facility. Outstanding borrowings under the credit facility were $1.7 million as of December 31, 1998 and are classified as current liabilities. The credit facility expires on April 30, 1999 and is secured by substantially all of SSDS's assets. This credit facility replaced the revolving credit agreement which existed at December 31, 1997. Borrowings under the previous credit facility were $7.4 million as of December 31, 1997.

     Interest paid by the Company, primarily on capital lease obligations, was $1.7 million, $2.0 million and $1.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     Future minimum lease payments under capital and noncancellable operating leases at December 31, 1998 are as follows (in thousands):


                                            Capital        Operating
                                            Leases           Leases
                                            -------        ---------

     Year ending December 31:
          1999                             $ 4,740          $11,044
          2000                               4,740            8,272
          2001                               3,400            7,504
          2002                               2,400            6,923
          2003                               2,400            6,979
          Thereafter                         2,400            7,315
                                           -------          -------
          Total future minimum lease
            payments                        20,080           48,037
     Less amount representing interest
       at 7%                                 3,328               --
     Less sublease revenues                     --            2,030
                                           -------          -------
     Net future minimum lease payments      16,752          $46,007
     Less current portion                    3,745          =======
                                           -------
                                           $13,007
                                           =======


     Rental expense under noncancellable operating leases amounted to $10.7 million (net of $1.7 million in sublease revenues), $9.6 million (net of $1.8 million in sublease revenues) and $8.6 million (net of $1.7 million in sublease revenues) for the years ended December 31, 1998, 1997 and 1996, respectively.

10.  Stock Options and Other Employee Incentive Plans and Agreements

     The Company sponsors the TV Guide, Inc. Equity Incentive Plan under which 8 million shares of TVG's Class A Common Stock are authorized to be issued in connection with the exercise of awards of stock options, stock appreciation rights and restricted stock granted under the plan. The Equity Incentive Plan provides that the price at which each share of stock covered by an option may be acquired shall in no event be less than 100% of the fair market value of the stock on the date the option is granted, except in certain limited circumstances. Additionally, the Company sponsors the TV Guide, Inc. Stock Option Plan for Non-Employee Directors under which 500,000 shares of TVG's Class A Common Stock are authorized to be issued in connection with the exercise of stock options granted thereunder.

     At December 31, 1998, 6.3 million shares of Class A Common Stock of the Company were reserved for issuance under the stock option plans. The options granted under the stock option plans expire ten years from the date of grant. Options outstanding, including options issued under stock option agreements previous to the existing stock option plans, are as follows (in thousands, except exercise prices):

                                             Weighted-
                                             Average
                                             Exercise
                                 Options(1)   Price(1)  Exercisable(1)
                                 ---------   --------   -------------

At January 1, 1996                 4,121      $ 4.25        1,230
  Granted                          1,276       11.11
  Exercised                         (815)       4.04
  Cancelled                         (805)       9.21
                                   -----

At December 31, 1996               3,777        5.56        2,478
  Granted                            916        8.54
  Exercised                       (2,089)       4.04
  Cancelled                         (252)       5.88
                                   -----
At December 31, 1997               2,352        8.03          708
  Granted                            709       16.61
  Exercised                         (254)       6.84
  Cancelled                          (36)       9.41
                                   -----
At December 31, 1998               2,771       10.32        1,155
                                   =====

(1) Adjusted for two-for-one stock split. (See Note 11).

     Exercise prices for options outstanding as of December 31, 1998 ranged from $4 to $17. The weighted-average remaining contractual life of those options is 7.8 years.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.7%, 5.7% and 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .41, .41 and .38; and a weighted-average expected life of the options of 5 years. The weighted average estimated fair value of stock options granted during 1998, 1997 and 1996 was $7.15, $7.64 and $10.16, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                      1998       1997        1996
                                      ----       ----        ----

     Pro forma net income           $63,408    $45,060     $29,620
     Pro forma earnings per
       share:
         Basic                         0.87       0.61        0.41
         Diluted                       0.86       0.61        0.40


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

     The Company has entered into incentive compensation agreements with key management personnel. These agreements require payments upon termination or retirement based on various valuation formulas contained in the agreements. Cash payments to settle certain incentive compensation agreements aggregated $464,000, $427,000 and $2.8 million during the years ended December 31, 1998, 1997 and 1996, respectively.

     SSDS sponsors a stock option plan which authorizes the issuance of up to 700,000 shares of SSDS's common stock to key employees and directors of SSDS. At December 31, 1998, 75,922 options with an exercise price of approximately $12 and vesting over one to five year periods had been granted under the plan. If all of the outstanding SSDS options were exercised, the Company's ownership interest in SSDS would decrease to 69%. There was no compensation expense under this plan during 1998, 1997 or 1996.

     SSDS also sponsors a qualified stock purchase investment plan through which eligible participating employees may purchase shares of SSDS's common stock through payroll deduction. The plan has authorized 100,000 shares of SSDS's common stock for purchase pursuant to the plan. At December 31, 1998, 38,000 shares of SSDS's common stock had been acquired by SSDS's employees at prices approximating 85% of the fair market value of the stock. There was no compensation expense under this plan during 1998, 1997 or 1996.

11.  Common Stock

     The Class A Common Stock entitles the holder to one vote per share and the Class B Common Stock entitles the holder to ten votes per share. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock. Class A Common Stock is not convertible into Class B Common Stock.

     On July 28, 1998, the stockholders of the Company approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock and Class B Common Stock to 650 million shares and 300 million shares, respectively.

     On August 20, 1998, the Company effected a two-for-one split of its Class A Common Stock and Class B Common Stock in the form of a stock dividend of one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding to holders of record on August 10, 1998.


12.  Employee Benefit Plans

     The Company sponsors defined contribution plans (collectively, the "Plans") which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches 100% of the employee's deferrals up to a fixed percentage, determined annually, of the employee's annual compensation. Vesting of the Company's matching contributions begins at 20% after one full year of service and from the second through the fifth years, vesting increases by 20% each year until full vesting occurs. The Company's contributions to the Plans for the years ended December 31, 1998, 1997 and 1996 were $1.3 million, $1.3 million and $1.0 million, respectively. The Company does not provide any postretirement or postemployment benefits.

13.  Legal Proceedings

     On October 8, 1993, the Company received correspondence from StarSight Telecast, Inc. ("StarSight"), now a wholly owned subsidiary of Gemstar, bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program schedule services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 6, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original Complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint seeking damages and injunctive relief. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the other two patents identified in the original complaint and the five patents licensed to StarSight are not infringed by the Company. On March 20, 1995, StarSight filed an Answer to Amended and Supplemental Complaint, reasserting its charge of infringement of the 121 Patent. In December 1995, StarSight moved to file an amended answer to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. Trial of validity and inequitable conduct unenforceability of the 121 Patent, and alleged infringement by the Prevue Express product of the 121 Patent, commenced May 8, 1996. Proceedings on all issues other than liability with respect to the 121 Patent had been stayed. Over the course of the subsequent two and one-half years, the Court heard approximately 20 days of testimony, which concluded on July 7, 1998. The trial was continued at various times at the parties' request to allow the parties to assess the litigation and consider settlement possibilities. Although the parties announced a settlement as part of a business deal on January 20, 1998, it was never finalized, and no settlement was reached. The parties submitted post-trial papers in September and October 1998, and presented closing arguments to the Court on November 12, 1998. The case has been submitted to the Court and the parties are awaiting a decision on the issues of infringement and validity of the 121 Patent. Shortly before the closing argument, on November 9, 1998, StarSight moved to dismiss the case asserting that the Company had abandoned the Prevue Express product at issue in the case and that the Court therefore lacked subject matter jurisdiction over the matter. The Company opposed the motion on November 12, 1998. The Court has not yet issued a decision on that motion. On February 19, 1999 the District Court entered Partial Findings of Fact and Conclusions of Law determining that the 121 Patent is not unenforceable by reason of inequitable conduct. The Court referred the case to a Magistrate Judge to schedule a settlement conference prior to the Court entering additional findings of fact and conclusions of law with respect to the remaining issues tried. There can be no assurance that this litigation can be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     On July 24, 1998, Gemstar and StarSight filed an action in the U.S. District Court for the Northern District of California asserting infringement by the Company's TV Guide Networks subsidiary (formerly Prevue Networks, Inc.) of the 121 Patent and U.S. Patent No. 4,751,578 (the "578 patent") seeking damages and injunctive relief. The original Complaint did not specify a product accused of infringement. On September 30, 1998, Gemstar and StarSight filed an Amended Complaint adding SuperGuide Corporation ("SuperGuide") as a plaintiff, TCI as a defendant, and specifying TV Guide Interactive as the allegedly infringing product. TCI Communications, Inc. was subsequently substituted for TCI. TV Guide Networks answered the Amended Complaint on October 15, 1998, asserting the defenses of non-infringement, invalidity and estoppel with respect to both the 121 and 578 Patents, and inequitable conduct unenforceability with respect to the 121 Patent. In addition, TV Guide Networks asserted that StarSight had violated the antitrust laws. On August 7, 1998, TV Guide Networks moved to transfer this action to the U.S. District Court for the Northern District of Oklahoma. On February 2, 1999, the California Court granted TV Guide Networks motion to transfer. On December 23, 1998, Gemstar, StarSight and SuperGuide filed a motion before the Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer for pretrial proceedings, this action and four other patent infringement lawsuits Gemstar and its affiliated companies have pending with manufacturers of cable television set-top boxes. In their motion, Gemstar and its affiliates suggested either the Central or Northern District of California as the appropriate venue for pretrial proceedings. TV Guide Networks opposed the motion for consolidation. A hearing on the motion to consolidate and transfer took place on March 26, 1999. The JPML has not ruled on Gemstar's motion. On January 22, 1999, Gemstar, StarSight and SuperGuide filed a motion requesting a stay of the action against TV Guide Networks and TCI Communications, Inc. pending a decision by the JPML on their motion to consolidate and transfer. On February 2, 1999, the Court deemed the motion to stay to be moot in light of its decision to transfer the action on TV Guide Networks motion to the Northern District of Oklahoma. There can be no assurance that this litigation can be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, the State has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending. If the Company's motion is not granted, it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $4.1 million.

     On June 2, 1997, a lawsuit was filed in the United States District Court for the District of Connecticut against the Company by one of its mass marketers who claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. Discussions to resolve these matters are on going. On June 11, 1997, the Court denied the marketer's motion for a temporary restraining order, and on October 10, 1997, denied the marketer's motion for a preliminary injunction. The marketer appealed the latter ruling to the United States Court of Appeals for the Second Circuit, but later filed a Motion for Voluntary Dismissal which was granted. The Company terminated its relationship with that marketer. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

14.  Segment Information

     Segment information has been prepared in accordance with Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has three reportable segments: home satellite dish services (Superstar), program promotion and guide services (TV Guide Networks), and satellite distribution of video entertainment services (UVTV). Superstar markets and distributes programming to the C-band direct-to-home satellite dish subscriber market as well as other telemarketing services. TV Guide Networks has developed non-interactive analog programming guide channels as well as interactive program guide services and software applications and markets them to cable television systems and other multi-channel video programming distributors. TV Guide Networks derives revenues from the sales of the program guide and promotion services and from the sale of advertising space within the guides. UVTV markets and distributes to programming distributors certain video and audio services.

     The Company's reportable segments are strategic business units that offer different products and services. The reportable segments are measured based on earnings before interest, income taxes, depreciation and amortization including allocated corporate expenses (operating income before depreciation and amortization). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note 2). The Company accounts for inter-segment sales as if the sales were to third parties at market prices.

     Segment information as of December 31, 1998, 1997 and 1996 and for each of the years then ended is as follows:


                         TV
                         Guide                        Other    Corporate
                         Networks Superstar  UVTV     Segments Unallocated Eliminations Consolidated


1998

Revenues from external
 customers:
Satellite services       $36,473  $426,586   $37,205  $16,848  $    --           --     $517,112
Advertising revenues      40,349        --        --       --       --           --       40,349
Systems integration
  services                    --        --        --   40,959       --           --       40,959
Intersegment revenues         --        --     7,759       --       --       (7,759)          --
                         -------  --------   -------  -------  -------     --------     --------
  Total revenues          76,822   426,586    44,964   57,807       --       (7,759)     598,420

Operating expenses,
 excluding
 depreciation
 and amortization         53,562   358,317    13,803   55,391    1,380       (7,759)     474,694
                         -------  --------   -------  -------  -------     --------     --------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $23,260  $ 68,269   $31,161  $ 2,416  $(1,380)    $     --      123,726
                         =======  ========   =======  =======  =======     ========

Depreciation and
 amortization                                                                            (28,027)
Gain on issuance of
 equity by subsidiary                                                                     13,373
Interest income                                                                            6,346
Interest expense                                                                          (1,629)
Other income                                                                              11,607
Other expense                                                                             (1,423)
                                                                                        --------
Income before income
 taxes and minority
 interest                                                                               $123,973
                                                                                        ========

Segment assets           $62,333  $204,439   $87,965  $79,001  $18,994     $(48,950)    $403,782
                         =======  ========   =======  =======  =======     ========     ========

1997

Revenues from external
 customers:
Satellite services       $32,128  $350,490   $34,854  $17,681  $    --     $     --     $435,153
Advertising revenues      30,828        --        --       --       --           --       30,828
Systems integration
  services                    --        --        --   41,617       --           --       41,617
Intersegment revenues         --        --     6,077      518       --       (6,595)          --
                         -------  --------   -------  -------  -------     --------     --------
  Total revenues          62,956   350,490    40,931   59,816       --       (6,595)     507,598

Operating expenses,
 excluding
 depreciation
 and amortization         40,548   301,209    13,123   54,148    1,170       (6,595)     403,603
                         -------  --------   -------  -------  -------     --------     --------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $22,408  $ 49,281   $27,808  $ 5,668  $(1,170)    $     --      103,995
                         =======  ========   =======  =======  =======     ========

Depreciation and
 amortization                                                                            (18,651)
Interest income                                                                            5,882
Interest expense                                                                          (2,122)
Other income                                                                                 401
Other expense                                                                                (71)
                                                                                        --------
Income before income
 taxes and minority
 interest                                                                               $ 89,434
                                                                                        ========

Segment assets           $46,060  $ 98,589   $75,424  $58,479  $43,681     $(27,781)    $294,452
                         =======  ========   =======  =======  =======     ========     ========

1996

Revenues from external
 customers:
Satellite services       $26,862  $301,640   $34,553  $15,636  $    --     $     --     $378,691
Advertising revenues      22,774        --        --       --       --           --       22,774
Systems integration
  services                    --        --        --   35,703       --           --       35,703
Intersegment revenues         --        --     3,635      458       --       (4,093)          --
                         -------  --------   -------  -------  -------     --------     --------
  Total revenues          49,636   301,640    38,188   51,797       --       (4,093)     437,168

Operating expenses,
 excluding
 depreciation
 and amortization         33,676   269,115    14,727   51,742      458       (4,093)     365,625
                         -------  --------   -------  -------  -------     --------     --------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $15,960  $ 32,525   $23,461  $    55  $  (458)    $     --       71,543
                         =======  ========   =======  =======  =======     ========

Depreciation and
 amortization                                                                            (16,323)
Interest income                                                                            3,401
Interest expense                                                                          (2,024)
Other income                                                                                 551
Other expense                                                                               (244)
                                                                                        --------
Income before income
 taxes and minority
 interest                                                                               $ 56,904
                                                                                        ========

Segment assets           $57,317  $ 87,157   $51,892  $60,177  $44,028     $(50,467)    $250,104
                         =======  ========   =======  =======  =======     ========     ========


      Revenue from other non-reportable operating segments primarily includes revenue derived from information technology consulting, integration and software development services and from satellite transmission services. Unallocated corporate profit and loss amounts are primarily unallocated corporate overhead and corporate development costs. Unallocated segment assets include corporate property and equipment and miscellaneous investments and other assets not allocated to segments. Eliminations include inter-segment revenues and expenses and inter-segment payables and receivables.

15.  Quarterly Financial Data (unaudited)

                                       Quarters Ended
                           --------------------------------------------

                           March 31  June 30  September 30  December 31
                           --------  -------  ------------  -----------
                             (in thousands, except per share amounts)

     1998
     ----
     Revenues             $140,317   $149,228   $153,632     $155,243
     Operating expenses    121,968    124,625    124,582      131,546
     Operating income       18,349     24,603     29,050       23,697
     Net income             18,914     13,745     14,466       17,652
     Earnings per
       share:
         Basic                0.26       0.19       0.20         0.24
         Diluted              0.25       0.18       0.20         0.24

     1997
     ----
     Revenues             $122,876   $128,101   $125,905     $130,716
     Operating expenses    105,456    107,296    103,318      106,184
     Operating income       17,420     20,805     22,587       24,532
     Net income              9,407     11,271     11,902       13,180
     Earnings per
       share:
         Basic                0.13       0.15       0.16         0.18
         Diluted              0.13       0.15       0.16         0.18



16.  Subsequent Acquisitions

     On June 10, 1998, TVG and News America Incorporated, a subsidiary of The News Corporation Limited ("News Corp."), entered into an agreement to purchase News America Publications Inc. and TVSM, Inc. in exchange for 22,503,412 shares of TVG Class A common stock, 37,496,588 shares of TVG Class B common stock and $800 million in cash for total consideration of approximately $1.9 billion (the "TV Guide Transaction"). These entities publish TV Guide Magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online.

     On November 30, 1998, TVG and Liberty entered into an Amended and Restated Stock Purchase Agreement, effective as of May 18, 1998, pursuant to which TVG agreed to issue to Liberty 12,750,000 shares of Class B common stock in exchange for all outstanding shares of each of three subsidiaries of Liberty that together own approximately 40% of SNG (bringing the Company's ownership to 80%), the Denver 6 business that provides satellite-transmitted programming services known as the "Denver 6" and a business that sells programming packages to SMATV systems that serve hotels and multi-unit dwellings (the "Liberty Transaction").

     On March 1, 1999, the Company completed the TV Guide and Liberty Transactions. The $800 million cash consideration portion of the TV Guide Transaction was funded from existing cash balances, the issuance of $400 million in 8 1/8% senior subordinated notes due 2009, bank borrowings of approximately $185 million drawn under a new bank credit facility and proceeds from the issuance of equity to a subsidiary of News Corp. to equalize News Corp.'s ownership in TVG with that of TCI, all of which were completed on the same day. As a result of the TV Guide Transaction and the Liberty Transaction, News Corp. has an approximate 44% interest in the Company, with TCI Ventures Group and Liberty having an approximate 44% combined interest, and the other stockholders of the Company having approximately 13%. Following the transaction, News Corp. and the combination of TCI Ventures Group/Liberty each have approximately 49% of the voting power of the Company's outstanding stock. Also, on March 1, 1999, the Company's name was changed to TV Guide, Inc. All references to United Video Satellite Group, Inc. have been changed to TV Guide, Inc. throughout these financial statements. The TV Guide Transaction will be accounted for as a purchase and the Liberty Transaction will be accounted for as a combination of entities under common control, similar to a pooling of interests.

     The bank credit facilities consist of a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility. Borrowings outstanding under the 364-day revolving credit facility convert to a five-year term loan at maturity. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. Borrowings to consummate the TV Guide Transaction were drawn under the $300 million six-year revolving credit facility.

     The indenture for the notes and the Company's bank credit facilities impose certain operating and financial restrictions on the Company. These restrictions include the designation of certain of the Company's subsidiaries as "restricted" for certain financing and operating matters which may significantly limit the ability of the Company to execute transactions, including the transfer of cash, between subsidiaries in the restricted group and subsidiaries in the unrestricted group. The subsidiaries in the unrestricted group are not subject to the covenants in the indenture for the notes and may incur indebtedness, grant liens on their assets and sell all or a portion of their assets, among other things, without satisfying the restrictions in the indenture.

17.  Supplemental Guarantor Information

     In connection with the TV Guide Transaction, TVG issued $400 million in aggregate principal amount of its senior subordinated notes due 2009, which are not callable until 2004. A group of TVG's subsidiaries (the "Guarantors") guarantee the senior subordinated indebtedness. Supplemental condensed combining financial information of TVG, the Guarantors and the remainder of TVG's consolidated group (the "Non-Guarantors") is presented below.

     Investments in the Non-Guarantors by their parent companies that are part of TVG and the Guarantors are presented under the equity method of accounting in the combining financial information. The principal elimination entries eliminate intercompany sales and purchases of video products, intercompany interest income and expense, equity in earnings of subsidiaries and investments in and amounts due to and from subsidiaries.

     Because of the factual basis underlying the obligations created pursuant to a senior secured credit facility and other obligations that may constitute senior indebtedness of the Guarantors of the senior subordinated notes, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company and its subsidiaries.


            SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                          As of December 31, 1998
                              (In thousands)

                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


ASSETS
Current assets:
  Cash and cash
    equivalents        $     --   $ 98,428   $ 57,088          --  $155,516
  Marketable
    securities,
    at fair value            --      5,804         --          --     5,804
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                 --     19,441     39,839          --    59,280
  Accounts and notes
    receivable from
    affiliates               --     18,237     62,911     (81,148)       --
  Other current assets       --      1,959      5,462          --     7,421
                       ---------  --------   --------   ---------  --------
     Total current
      assets                 --    143,869    165,300     (81,148) 228,021

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization               --     32,722     12,457          --    45,179
Intangible assets, net
  of accumulated
  amortization               --      2,973    108,447          --   111,420
Investment in
  subsidiaries, at
  equity                202,422         --         --    (202,422)       --
Other assets, net of
  accumulated
  amortization               --     14,028      5,171         (37)   19,162
                       --------   --------   --------   ---------  --------
Total assets           $202,422   $193,592   $291,375   $(283,607) $403,782
                       ========   ========   ========   =========  ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable     $     --   $  3,860   $  2,286   $      --  $  6,146
  Accounts and notes
    payable to
    affiliates               --     62,911     18,237     (81,148)       --
  Accured liabilities        --     10,825     41,655          --    52,480
  Note payable and
    current portion
    of capital lease
    obligations and
    long-term debt           --      3,746      1,754         (37)    5,463
  Customer prepayments       --      6,392    102,868          --   109,260
                       --------   --------   --------   ---------  --------
      Total current
        liabilities          --     87,734    166,800     (81,185)  173,349

Deferred liabilities         --      7,116      4,292          --    11,408
Capital lease
  obligations and
  long-term debt             --     13,007         --          --    13,007
Minority interest            --         --        349       3,247     3,596
Stockholders' equity:
  Common stock              726        678         48        (726)      726
  Other stockholders'
    equity              201,696     85,057    119,886    (204,943)  201,696
                       --------   --------   --------   ---------  --------
      Total stock-
        holders'
        equity          202,422     85,735    119,934    (205,669)  202,422
                       --------   --------   --------   ---------  --------
Total liabilities and
  stockholders' equity $202,422   $193,592   $291,375   $(283,607) $403,782
                       ========   ========   ========   =========  ========







           SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                         As of December 31, 1997
                             (In thousands)


                                  Guara-         Non-Guara-
                                  ntor           ntor
                       The        Subsi-         Subsi-         Elimina-       Consoli-
                       Company    diaries        diaries        tions          dated


ASSETS
Current assets:
  Cash and cash
    equivalents        $     --   $ 24,320          6,432              --      $ 30,752
  Marketable
    securities,
    at fair value            --    112,334             --              --       112,334
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                 --     11,248         44,363              --        55,611
  Accounts and notes
    receivable from
    affiliates               --     10,288         60,256         (70,544)           --
  Other current assets       --      3,560          8,405              --        11,965
                       ---------  --------       --------       ---------      --------
     Total current
      assets                 --    161,750        119,456         (70,544)      210,662

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization               --     35,956         15,036              --        50,992
Intangible assets, net
  of accumulated
  amortization               --      3,495         26,577              --        30,072
Investment in
  subsidiaries, at
  equity                111,994         --             --        (111,994)           --
Other assets, net of
  accumulated
  amortization               --      2,600            230            (104)        2,726
                       --------   --------       --------       ---------      --------
Total assets           $111,994   $203,801       $161,299       $(182,642)     $294,452
                       ========   ========       ========       =========      ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable     $     --   $    405       $  5,489       $      --      $  5,894
  Accounts and notes
    payable to
    affiliates               --     60,256         10,288         (70,544)           --
  Accured liabilities        --     12,049         38,336              --        50,385
  Note payable and
    current portion
    of capital lease
    obligations and
    long-term debt           --      3,495          7,566            (104)       10,957
  Customer prepayments       --      6,752         84,514              --        91,266
                       --------   --------       --------       ---------      --------
      Total current
        liabilities          --     82,957        146,193         (70,648)      158,502

Deferred liabilities         --      3,095            513              --         3,608
Capital lease
  obligations and
  long-term debt             --     16,752            455              --        17,207
Minority interest            --         --             31           3,110         3,141
Stockholders' equity:
  Common stock              368        320             48            (368)          368
  Other stockholders'
    equity              111,626    100,677         14,059        (114,736)      111,626
                       --------   --------       --------       ---------      --------
      Total stock-
        holders'
        equity          111,994    100,997         14,107        (115,104)      111,994
                       --------   --------       --------       ---------      --------
Total liabilities and
  stockholders' equity $111,994   $203,801       $161,299       $(182,642)     $294,452
                       ========   ========       ========       =========      ========





        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                     Year Ended December 31, 1998
                            (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    didaries   diaries    tions      dated


Revenues:
  Satellite services   $    --    $ 72,054   $452,817   $ (7,759)  $517,112
  Advertising sales         --      40,349         --         --     40,349
  Systems integration
    services                --          --     40,959         --     40,959
                       -------    --------   --------   --------   --------
                            --     112,403    493,776     (7,759)   598,420

Operating expenses:
  Programming and
    delivery                --       8,870    320,948     (7,759)   322,059
  Selling, general and
    administrative          --      52,188    100,447         --    152,635
  Depreciation and
    amortization            --      10,388     17,639         --     28,027
                       -------    --------   --------   --------   --------
                            --      71,446    439,034     (7,759)   502,721
                       -------    --------   --------   --------   --------
Operating income            --      40,957     54,742         --     95,699
Equity in earnings
  in subsidiaries       64,777          --         --    (64,777)        --
Other income
  (expense),
  net                       --      10,966     17,308         --     28,274
                       -------    --------   --------   --------   --------
Income before income
  taxes and minority
  interest              64,777      51,923     72,050    (64,777)   123,973
Provision for income
  taxes                     --     (17,303)   (20,204)        --    (37,507)
Minority interest in
  earnings                  --          --    (21,623)       (66)   (21,689)
                       -------    --------   --------   --------   --------
Net income             $64,777    $ 34,620   $ 30,223   $(64,843)  $ 64,777
                       =======    ========   ========   ========   ========






         SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                      Year Ended December 31, 1997
                             (In thousands)

                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


Revenues:
  Satellite services   $    --    $ 64,649   $377,099   $ (6,595)  $435,153
  Advertising sales         --      30,828         --         --     30,828
  Systems integration
    services                --          --     41,617         --     41,617
                       -------    --------   --------   --------   --------
                            --      95,477    418,716     (6,595)   507,598

Operating expenses:
  Programming and
    delivery                --       8,580    258,599     (6,595)   260,584
  Selling, general and
    administrative          --      39,491    103,528         --    143,019
  Depreciation and
    amortization            --       9,072      9,579         --     18,651
                       -------    --------   --------   --------   --------
                            --      57,143    371,706     (6,595)   422,254
                       -------    --------   --------   --------   --------
Operating income            --      38,334     47,010         --     85,344
Equity in earnings
  in subsidiaries       45,760          --         --    (45,760)        --
Other income
  (expense),
  net                       --       1,734      2,356         --      4,090
                       -------    --------   --------   --------   --------
Income before income
  taxes and minority
  interest              45,760      40,068     49,366    (45,760)    89,434
Provision for income
  taxes                     --     (14,303)   (11,589)        --    (25,892)
Minority interest in
  earnings                  --          --    (18,418)       636    (17,782)
                       -------    --------   --------   --------   --------
Net income             $45,760    $ 25,765   $ 19,359   $(45,124)  $ 45,760
                       =======    ========   ========   ========   ========





         SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                      Year Ended December 31, 1996
                             (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


Revenues:
  Satellite services   $    --    $ 54,334   $328,450   $ (4,093)  $378,691
  Advertising sales         --      22,774         --         --     22,774
  Systems integration
    services                --          --     35,703         --     35,703
                       -------    --------   --------   --------   --------
                            --      77,108    364,153   $ (4,093)   437,168

Operating expenses:
  Programming and
    delivery                --       7,852    224,179     (4,093)   227,938
  Selling, general and
    administrative          --      35,978    101,709         --    137,687
  Depreciation and
    amortization            --       9,808      6,515         --     16,323
                       -------    --------   --------   --------   --------
                            --      53,638    332,403   $ (4,093)   381,948
                       -------    --------   --------   --------   --------
Operating income            --      23,470     31,750         --     55,220
Equity in earnings
  in subsidiaries       30,084          --         --    (30,084)        --
Other income
  (expense),
  net                       --         361      1,323         --      1,684
                       -------    --------   --------   --------   --------
Income before income
  taxes and minority
  interest              30,084      23,831     33,073    (30,084)    56,904
Provision for income
  taxes                     --      (8,812)    (8,310)        --    (17,122)
Minority interest in
  earnings                  --          --    (10,754)     1,056     (9,698)
                       -------    --------   --------   --------   --------
Net income             $30,084    $15,019    $ 14,009   $(29,028)  $ 30,084
                       =======    ========   ========   ========   ========







      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                   Year Ended December 31, 1998
                          (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


Net cash provided by
  operating activities $     --   $ 31,410   $62,592    $ 240      $ 94,242

Investing activities:
  Capital expenditures       --     (7,993)   (3,838)     720       (11,111)
  Investments and
    acquisitions        (31,848)    (9,555)     (699)      --       (42,102)
  Purchases of market-
    able securities          --    (74,360)       --       --       (74,360)
  Sales and maturities
    of marketable
    securities               --    190,169        --       --       190,169
  Other                      --     (1,105)    1,034     (786)         (857)
                       --------   --------   -------    -----      --------
Net cash provided by
  (used in) investing
  activities            (31,848)    97,156    (3,503)     (66)       61,739

Financing activities:
  Repayment of note
    payable, capital
    lease obligations
    and long-term debt       --     (3,493)   (6,267)      66        (9,694)
  Common stock
    transactions, net   (17,560)        --        --       --       (17,560)
  Distributions to
    minority interests       --         --    (3,705)      --        (3,705)
  Intercompany
    transfers            49,408    (50,965)    1,907     (350)           --
  Other                      --         --      (368)     110          (258)
                       --------   --------   -------    -----      --------
Net cash provided by
  (used in) financing
  activities             31,848    (54,458)   (8,433)    (174)      (31,217)
                       --------   --------   -------    -----      --------
Net increase in cash
  and cash
  equivalents                --     74,108    50,656       --       124,764
Cash and cash
  equivalents at
  beginning of year          --     24,320     6,432       --        30,752
                       --------   --------   -------    -----      --------
Cash and cash
  equivalents at
  end of year          $     --   $ 98,428   $57,088    $  --      $155,516
                       ========   ========   =======    =====      ========






     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                   Year Ended December 31, 1997
                          (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    didaries   diaries    tions      dated


Net cash provided by
  (used in) operating
  activities           $  --      $ 55,383   $ 22,626   $ (23)     $ 77,986

Investing activities:
  Capital expenditures       --     (6,368)    (4,117)    247       (10,238)
  Purchases of market-
    able securities          --    (91,666)        --      --       (91,666)
  Sales and maturities
    of marketable
    securities               --     36,700         --      --        36,700
  Other                      --     (1,534)       (67)   (119)       (1,720)
                       --------   --------   --------   -----      --------
Net cash provided by
  (used in) investing
  activities                 --    (62,868)    (4,184)    128       (66,924)

Financing activities:
  Repayment of note
    payable, capital
    lease obligations
    and long-term debt       --     (3,258)    (7,156)    (105)     (10,519)
  Note payable
    borrowings               --         --      7,446       --        7,446
  Common stock
    transactions, net       531         --        --       --           531
  Distributions to
    minority interests       --         --    (21,000)     --       (21,000)
  Intercompany
    transfers              (531)     1,708     (1,177)     --            --
  Other                      --        509        (73)     --           436
                       --------   --------   --------   -----      --------
Net cash used in
  financing
  activities                 --     (1,041)   (21,960)   (105)      (23,106)
                       --------   --------   --------   -----      --------
Net increase in cash
  and cash
  equivalents                --     (8,526)    (3,518)     --       (12,044)
Cash and cash
  equivalents at
  beginning of year          --     32,846      9,950      --        42,796
                       --------   --------   --------   -----      --------
Cash and cash
  equivalents at
  end of year          $     --   $ 24,320   $  6,432   $  --      $ 30,752
                       ========   ========   ========   =====      ========






     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                   Year Ended December 31, 1996
                           (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


Net cash provided by
  (used in) operating
  activities           $  --      $ 53,539   $(2,428)   $  --      $ 51,111

Investing activities:
  Capital expenditures       --     (6,239)   (8,188)      --       (14,427)
  Investments and
    acquisitions             --       (106)       --       --          (106)
  Purchases of market-
    able securities          --    (47,065)        --      --       (47,065)
  Maturities of
    marketable
    securities               --     20,482         --      --        20,482
  Other                      --       (198)      (827)     --        (1,025)
                       --------   --------   --------   -----      --------
Net cash used in
  investing
  activities                 --    (33,126)    (9,015)     --       (42,141)

Financing activities:
  Note payable
    borrowings               --         --      7,245      --         7,245
  Repayment of
    capital lease
    obligations              --     (3,039)        --      --        (3,039)
  Issuance of stock       3,216         --        --       --         3,216
  Distributions to
    minority interests       --         --     (2,300)     --        (2,300)
  Intercompany
    transfers            (3,216)     4,073       (857)     --            --
  Other                      --        233        (14)     --           219
                       --------   --------   --------   -----      --------
Net cash provided
  by financing
  activities                 --      1,267      4,074      --         5,341
                       --------   --------   --------   -----      --------
Net increase
  (decrease) in cash
  and cash
  equivalents                --     21,680     (7,369)     --        14,311
Cash and cash
  equivalents at
  beginning of year          --     11,166     17,319      --        28,485
                       --------   --------   --------   -----      --------
Cash and cash
  equivalents at
  end of year          $     --   $ 32,846   $  9,950   $  --      $ 42,796
                       ========   ========   ========   =====      ========




                    REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholders
TV Guide, Inc.:



     We have audited the accompanying supplemental consolidated balance sheets of TV Guide, Inc. (formerly United Video Satellite Group, Inc.) as of December 31, 1998 and 1997, and the related supplemental consolidated statements of income, changes in stockholders' equity, and cash flows for the years then ended. These supplemental consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplemental consolidated financial statements based on our audits.

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

     The supplemental consolidated financial statements give retroactive effect to the March 1, 1999 Liberty Transaction, which has been accounted for as a combination of entities under common control, similar to a pooling of interests, as described in Note 2 to the supplemental consolidated financial statements. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation. These financial statements do not extend through the date of consummation of the Liberty Transaction. However, they will become the historical consolidated financial statements of TV Guide, Inc. after financial statements covering the date of the Liberty Transaction are issued.

     In our opinion, the supplemental consolidated financial statements referred to above present fairly, in all material respects, the financial position of TV Guide, Inc. (formerly United Video Satellite Group, Inc.) as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles applicable after financial statements are issued for a period which includes the date of consummation of the Liberty Transaction.


                                             KPMG LLP


Tulsa, Oklahoma
March 1, 1999

                    REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Stockholders
TV Guide, Inc.



     We have audited the accompanying supplemental consolidated statements of income, changes in stockholders' equity, and cash flows of TV Guide, Inc. (formerly United Video Satellite Group, Inc.) for the year ended December 31, 1996. These supplemental financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these supplemental financial statements based on our audit. We did not audit the financial statements of the businesses described in Note 2 and referred to as the Liberty Transaction, which statements reflect revenues constituting approximately 10% of the related consolidated financial statement total and which reflect net income constituting approximately 35% of the related consolidated financial statement total for the year ended December 31, 1996. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for the Liberty Transaction, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

     The supplemental financial statements referred to above give retroactive effect to the Liberty Transaction described in Note 2 which took place March 1, 1999 and which has been accounted for as a combination of entities under common control similar to a pooling of interests. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling of interests method of accounting in the financial statements that do not include the date of consummation. These financial statements do not extend through the date of the Liberty Transaction.

     In our opinion, based on our audits and the reports of other auditors, the supplemental financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of TV Guide, Inc. (formerly United Video Satellite Group, Inc.) for the year ended December 31, 1996, in conformity with generally accepted accounting principles, after financial statements are issued for the period which includes the date of consummation of the Liberty Transaction described in Note 2.


                                ERNST & YOUNG LLP


Tulsa, Oklahoma
February 10, 1997
  (Except for the Liberty Transaction described in Note 2, as to which date is March 29, 1999).

                   REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Liberty Media Corporation:



     We have audited the combined statements of operations and combined equity and cash flows of the Netlink Wholesale Division (as defined in Note 1 to the combined financial statements) for the year ended
December 31, 1996 (not presented separately herein). These combined financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

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

     In our opinion, the combined financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Netlink Wholesale Division for the year ended December 31, 1996, in conformity with generally accepted accounting principles.



                                        KPMG LLP


Denver, Colorado
February 15, 1999

                    REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Liberty Media Corporation:



     We have audited the statements of operations and accumulated deficit and cash flows of the Netlink USA, Retail Division (an operating division of Netlink USA, an indirect wholly owned partnership of Liberty Media Corporation) for the period from January 25, 1996 to March 31, 1996 (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Netlink USA, Retail Division for the period from January 25, 1996 to March 31, 1996, in conformity with generally accepted accounting principles.



                                        KPMG LLP


Denver, Colorado
March 22, 1999

                            TV GUIDE, INC.
             (formerly United Video Satellite Group, Inc.)
                SUPPLEMENTAL CONSOLIDATED BALANCE SHEETS
           (In thousands, except share and per share amounts)

                                                   December 31,
                                               1998           1997
                                               ----           ----

ASSETS
Current assets:
  Cash and cash equivalents                  $155,644       $ 32,556
  Marketable securities, at fair value          5,804        112,334
  Accounts receivable, net of allowance
    for doubtful accounts of $2,917 and
    $2,965 at December 31, 1998 and 1997,
    respectively                               64,632         58,851
  Prepaid expenses and other                    6,168         10,402
  Deferred tax asset                            1,811          2,123
                                             --------       --------
Total current assets                          234,059        216,266


Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 45,762         51,681
Intangible assets, net of accumulated
  amortization of $18,931 in 1998 and
  $8,317 in 1997                              113,523         32,265
Deferred tax asset                                 --            204
Other assets, net of accumulated
  amortization of $42 in 1998 and
  $33 in 1997                                  19,162          2,726
                                             --------       --------
Total assets                                 $412,506       $303,142
                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                           $  5,655       $  6,103
  Accrued liabilities                          57,365         52,153
  Note payable and current portion of
    capital lease obligations
    and long-term debt                          5,463         10,957
  Customer prepayments                        109,929         91,929
                                             --------       --------
Total current liabilities                     178,412        161,142

Deferred compensation                             367            871
Deferred tax liability                         17,280             --
Capital lease obligations and
  long-term debt                               13,007         17,207
Minority interest                               3,596          3,141

Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized,
    no shares outstanding                          --             --
  Class A common stock, $.01 par value;
    shares authorized: 650,000,000 in 1998
    and 60,000,000 in 1997, shares
    outstanding: 47,893,688 in 1998 and
    24,420,120 in 1997                            479            244
  Class B common stock, $.01 par value;
    shares authorized: 300,000,000 in 1998
    and 30,000,000 in 1997, shares
    outstanding: 37,496,588 in 1998 and
    18,748,294 in 1997                            375            187
  Additional paid-in capital                   22,191         39,049
  Accumulated other comprehensive
    loss, net of tax                              (54)           (13)
  Retained earnings                           176,853         81,314
                                             --------       --------
Total stockholders' equity                    199,844        120,781
                                             --------       --------
Total liabilities and stockholders' equity   $412,506       $303,142
                                             ========       ========


                 Restated for pooling of interests.


                        See accompanying notes.

                             TV GUIDE, INC.
              (formerly United Video Satellite Group, Inc.)
              SUPPLEMENTAL CONSOLIDATED STATEMENTS OF INCOME
                 (In thousands, except per share amounts)

                                           Year Ended December 31,
                                        1998       1997        1996
                                        ----       ----        ----
Revenues:
  Satellite services                  $540,632   $457,975    $426,236
  Advertising sales                     40,349     30,828      22,774
  Systems integration
    services                            40,959     41,617      35,703
                                      --------   --------    --------
                                       621,940    530,420     484,713
Operating expenses:
  Programming and
    delivery                           330,904    266,119     254,531
  Selling, general
    and administrative                 154,190    144,325     144,086
  Depreciation                          13,961     12,316      10,284
  Amortization                          14,266      6,534       6,448
                                      --------   --------    --------
                                       513,321    429,294     415,349
                                      --------   --------    --------
Operating income                       108,619    101,126      69,364

Gain on issuance of equity
  by subsidiary                         37,898         --          --
Interest income                          6,346      5,882       3,401
Interest expense                        (1,629)    (2,122)     (2,024)
Other income                            11,607        431         551
Other expense                           (1,423)       (71)       (255)
                                      --------   --------    --------
Income before income taxes
  and minority interest                161,418    105,246      71,037
Provision for income taxes             (58,977)   (38,438)    (25,792)
Minority interest
  in earnings                             (382)       627       1,057
                                      --------   --------    --------
Net income                            $102,059   $ 67,435    $ 46,302
                                      ========   ========    ========

Earnings per share (1):
  Basic                               $   1.19   $   0.78    $   0.55
  Diluted                                 1.17       0.78        0.54


                  Restated for pooling of interests.


(1)  1997 and 1996 amounts adjusted for two-for-one stock split (See
     Note 11).

                        See accompanying notes.



                             TV GUIDE, INC.
              (formerly United Video Satellite Group, Inc.)
                 SUPPLEMENTAL CONSOLIDATED STATEMENTS OF
                    CHANGES IN STOCKHOLDERS' EQUITY
                   (In thousands, except share amounts)

                                                                  Accumulated
                                                     Notes        Other
                     Class A   Class B   Additional  Receivable   Comprehen-
                     Common    Common    Paid-In     From         sive Income Retained
                     Stock     Stock     Capital     Stockholders (Loss)      Earnings  Total


Balance at January
1, 1996              $ 55      $124      $29,507     $ (472)      $(110)      $ 39,989  $ 69,093
 Comprehensive
  income, net of
  tax:
   Net income          --        --           --         --          --         46,302    46,302
   Change in
    unrealized
    appreciation
    (depreciation)
    on available
    for sale
    securites:
     Unrealized
      holdings gain
      net of
      reclassi-
      fication
      adjustments
      (net of income
      taxes of $159)   --        --           --         --         271            --        271
                                                                                        --------
         Total
          Comprehen-
           sive
           income                                                                         46,573

 Conversion of
  Class B stock
  to Class A stock
  (6,186,647
  shares)              62       (62)          --         --           --            --        --
 Two-for-one split
  (11,719,465
  Class A shares
  and 6,186,647       117        62         (179)        --           --            --        --
  Class B shares)
 Exercise of stock
  options, net of
  stock tendered
  (403,356 Class
  A shares)             4        --        3,212         --           --            --     3,216
 Tax benefit from
  exercise of
  nonqualified
  stock options        --        --        1,187         --           --            --     1,187
 Stockholder loans     --        --           --        (37)          --            --       (37)
 Noncash stock
  compensation         --        --        1,061         --           --            --     1,061
 Issuance of shares
  to Liberty           --        63          (63)        --           --            --        --
 Net liabilities
  contributed by
  Liberty              --        --           --         --           --       (39,936)  (39,936)
 Distribtions to
  Liberty              --        --           --         --           --       (10,298)  (10,298)
                     ----      ----      -------     ------       ------      --------  --------

Balance at December
31, 1996              238       187       34,725      (509)          161        36,057    70,859
 Comprehensive
  income, net of
  tax:
   Net income          --        --           --        --            --        67,435    67,435
   Change in
    unrealized
    appreciation
    (depreciation)
    on available
    for sale
    securities:
     Unrealized
      holdings loss
      net of
      reclassi-
      fication
      adjustments
      (net of income
      taxes of $102)   --        --           --        --          (174)           --      (174)
                                                                                        --------
         Total
          Comprehen-
           sive
           income                                                                         67,261
 Exercise of
  stock options,
  net of stock
  tendered
  (701,829 Class
  A Shares)             7        --        2,601        --            --            --     2,608
 Repurchase and
  retirement of
  stock (123,995
  Class A shares)      (1)       --       (2,076)       --            --            --    (2,077)
 Tax benefit from
  exercise of non-
  qualified stock
  options              --        --        3,799        --            --            --     3,799
 Payments received
  on stockholders'
  notes                --        --           --       509            --            --       509
 Distributions to
  Liberty              --        --           --        --            --       (22,178)  (22,178)
                     ----      ----      -------     -----        ------      --------  --------
Balance at December
31, 1997              244       187       39,049        --          (13)        81,314   120,781
 Comprehensive
  income, net of
  tax:
   Net income            --      --           --        --            --       102,059   102,059
   Change in
    unrealized
    appreciation
    (depreciation)
    on available
    for sale
    securities:
     Unrealized
      holdings loss,
      net of
      reclassi-
      fication
      adjustments
      (net of income
      taxes of $24)      --      --           --        --           (41)           --       (41)
                                                                                        --------
         Total
          Comprehen-
           sive
           income                                                                        102,018

  Two-for-one split
   (24,224,833
   Class A shares
   and 18,748,294
   Class B shares)       242    188         (430)       --            --            --        --
  Exercise of
    stock options,
    net of stock
    tendered
    (133,220 Class
    A Shares)              1     --        1,222        --            --            --     1,223
  Repurchase and
    retirement of
    stock (887,800
    Class A
    shares)               (8)    --      (18,775)       --            --            --   (18,783)
  Tax benefit from
    exercise of non-
    qualified stock
    options              --      --          362        --            --            --       362
  Non-cash stock
    compensation         --      --          763        --            --            --       763
  Distributions
    to Liberty           --      --           --        --            --        (6,520)   (6,520)
                     ------    ----      -------     -----        ------      --------  --------
Balance at December
31, 1998             $  479    $375      $22,191     $  --        $  (54)     $176,853  $199,844
                     ======    ====      =======     =====        ======      ========  ========



              Restated for pooling of interests.

                      See accompanying notes.

                            TV GUIDE, INC.
              (formerly United Video Satellite Group, Inc.)
            SUPPLEMENTAL CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                           Year Ended December 31,
                                         1998       1997        1996
                                         ----       ----        ----
Operating activities:
Net income                            $102,059   $ 67,435    $ 46,302
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Gain on issuance of equity by
      subsidiary                       (37,898)        --          --
    Depreciation and amortization       28,227     18,850      16,732
    Minority interest in earnings          382       (627)     (1,057)
    Deferred income taxes               17,830      2,169      (1,365)
    Amortization of bond premiums        1,019        937         650
    (Gain)loss on asset dispositions   (10,890)      (132)        123
    Other                                  663        463       1,480
    Changes in operating assets and
      liabilities:
        Accounts receivable                674    (10,626)     (5,761)
        Prepaid expenses and other       2,043      1,013      (3,025)
        Accounts payable                (1,517)      (424)        (62)
        Accrued liabilities             (1,954)     6,924      10,031
        Customer prepayments            (4,749)    (4,691)       (457)
        Other                             (504)      (427)     (2,791)
                                     ---------   --------    --------
Net cash provided by operating
  activities                            95,385     80,864      60,800

Investing activities:
  Capital expenditures                 (11,115)   (10,250)    (14,484)
  Investments and acquisitions         (42,102)      (130)       (106)
  Purchases of marketable securities   (74,360)   (91,666)    (47,065)
  Sales of marketable securities       116,347      3,659          --
  Maturities of marketable securities   73,822     33,041      20,482
  Other                                   (857)    (1,588)     (1,023)
                                     ---------   --------    --------
Net cash provided by (used in)
  investing activities                  61,735    (66,934)    (42,196)

Financing activities:
  Repayment of note payable and
    long-term debt                      (6,201)    (7,261)        (14)
  Note payable borrowings                   --      7,446       7,245
  Repayment of capital lease
    obligations                         (3,493)    (3,258)     (3,039)
  Issuance of common stock               1,223      2,608       3,216
  Repurchase of common stock           (18,783)    (2,077)         --
  Distributions to Liberty              (6,520)   (22,178)    (10,298)
  Other                                   (258)       436      (1,298)
                                      --------   --------    --------
Net cash provided by (used in)
  financing activities                 (34,032)   (24,284)     (4,188)
                                      --------   --------    --------
Net increase (decrease) in
  cash and cash equivalents            123,088    (10,354)     14,416
Cash and cash equivalents at
  beginning of year                     32,556     42,910      28,494
                                      --------   --------    --------
Cash and cash equivalents
  at end of year                      $155,644   $ 32,556    $ 42,910
                                     =========   ========    ========


                    Restated for pooling of interests.

                       See accompanying notes.

                            TV GUIDE, INC.
            (formerly United Video Satellite Group, Inc.)
       NOTES TO SUPPLEMENTAL CONSOLIDATED FINANCIAL STATEMENTS



1.   General

     The Company

     TV Guide, Inc. ("TVG" or the "Company")(formerly United Video Satellite Group, Inc., See Note 16) provides satellite-delivered video, audio, data and program promotion services to cable television systems, direct-to-home satellite dish users, radio stations and private network users primarily throughout North America, and software development and system integration services to commercial entities, the federal government and defense related agencies in locations throughout the United States. The majority of the Company's operating income is earned through the sale of home satellite dish services and satellite distribution of video and program promotion services.

     Merger

     On January 25, 1996, the stockholders of TVG adopted the Agreement and Plan of Merger dated as of July 10, 1995, as amended (the "Merger Agreement"), among TVG, Tele-Communications, Inc. ("TCI") and TCI Merger Sub, Inc. ("Merger Sub"), pursuant to which Merger Sub was merged into TVG, with TVG as the surviving corporation (the "Merger"). The Merger was consummated later that same day.

     Pursuant to the terms of the Merger Agreement, holders of Class A Common Stock of TVG (other than the then controlling stockholder) had the right to elect to have up to half of their shares of Class A Common Stock converted into "Merger Consideration" consisting of one share of TCI's Redeemable Convertible TCI Group Preferred Stock, Series G, par value $.01 per share and one share of TCI's Redeemable Convertible Liberty Media Group Preferred Stock, Series H, par value $.01 per share. A total of 22,230,784 shares of Class A Common Stock were held by stockholders who had the right to convert up to half of their shares into Merger Consideration, and a total of 4,290,932 shares were so converted.

     In connection with the Merger, TVG's then controlling stockholder converted 24,746,588 of the shares of Class B Common Stock of TVG held by him into shares of TVG Class A Common Stock. Pursuant to the terms of the Merger Agreement, the remaining 24,746,588 shares of Class B Common Stock retained by TVG's controlling stockholder were converted into Merger Consideration.

     As a consequence of the foregoing transactions, TCI acquired 24,746,588 shares of TVG Class B Common Stock and 4,290,932 shares of TVG Class A Common Stock, together representing approximately 40% of the issued and outstanding common stock of TVG and approximately 86% of the total voting power of TVG common stock immediately after the Merger, resulting in TVG becoming a majority-controlled subsidiary of TCI.

     On January 12, 1998, TCI acquired the remaining 24,746,588 shares of TVG Series A Common Stock held by TVG's former controlling stockholder, increasing TCI's equity ownership interest to approximately 73% and its voting power to approximately 93%. (See Note
16).

2.   Significant Accounting Policies


     Basis of Presentation and Liberty Transaction

     On March 1, 1999, the Company issued to Liberty Media Corporation ("Liberty") 12,750,000 shares of Class B Common Stock in exchange for all outstanding shares of each of three subsidiaries of Liberty that together own approximately 40% of SNG (bringing the Company's ownership to 80%), the Denver 6 business that provides satellite-transmitted programming services known as the "Denver 6" and a business that sells programming packages to SMATV systems that serve hotels and multi-unit dwellings (the "Liberty Transaction"). This transaction has been accounted for as a combination of entities under common control, similar to a pooling of interests, from January 25, 1996, the date TVG and the Liberty businesses were first under common control.

     The results of operations previously reported by the separate enterprises and the combined amounts presented in the accompanying supplemental consolidated financial statements are summarized below.

                                           Year Ended December 31,
                                         1998       1997        1996
                                         ----       ----        ----

Net Revenues:
  TV Guide, Inc.                       $598,420   $507,598   $437,168
  Liberty businesses                     39,777     33,683     55,883
  Eliminations                          (16,257)   (10,861)    (8,338)
                                       --------   --------   --------
Combined                               $621,940   $530,420   $484,713
                                       ========   ========   ========


Net Income:
  TV Guide, Inc.                       $ 64,777   $ 45,760   $ 30,084
  Liberty businesses                     37,282     21,675     16,218
                                       --------   --------   --------
Combined                               $102,059   $ 67,435   $ 46,302
                                       ========   ========   ========

     Prior to the combination, Liberty recorded revenues associated with sales of programming to TVG. Furthermore, TVG recorded programming fee expense associated with the purchase of programming from Liberty. In recording the pooling-of-interests combination, eliminations have been made to these supplemental consolidated financial statements for revenues and programming and delivery expense of $16.3 million, $10.9 million and $8.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

     Prior to the combination, TVG recognized Liberty's interest in Superstar/Netlink Group LLC ("SNG") as a minority interest, and included SNG's deficit minority interest as a reduction of TVG's stockholders' equity. In recording the pooling-of-interests combination, Liberty's equity interest in SNG's results of operations (including its portion of the 1998 gain recognized as a result of the Turner Vision transaction (See Note 3)), is included in the caption "Liberty businesses" above. Accordingly, in recording the pooling-of-interests combination, minority interest accounts previously recognized in the TVG consolidated financial statements for Liberty's interest in SNG have been eliminated.

     Accounts payable/receivable between TVG and Liberty of $1.2 million and $916,000 have been eliminated in the supplemental consolidated financial statements as of December 31, 1998 and 1997, respectively.

     There were no other significant transactions between TVG and Liberty prior to the combination.

     These supplemental financial statements present the consolidated financial position, results of operations and cash flows of TVG and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These supplemental consolidated financial statements give retroactive effect to the Liberty Transaction, which has been accounted for as a combination of entities under common control, similar to a pooling of interests, from January 25, 1996, the date common control was established, to December 31, 1998. The accompanying supplemental consolidated financial statements do not extend through the date of the Liberty Transaction. However, they will become the historical financial statements of the Company after financial statements covering the date of consummation of the Liberty Transaction are issued.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Marketable Securities

     The Company invests the majority of its cash produced by operating activities in municipal debt securities and equities which are classified as cash and cash equivalents or marketable securities, based on maturity dates when acquired. These investments are diversified among high credit quality issues in accordance with the Company's investment policy. Management determines the appropriate classification of its marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Marketable securities which the Company may not hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair market value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income or loss. At December 31, 1998 and 1997, the Company classified all of its marketable securities as available-for-sale.

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

     Depreciation and Amortization

     Depreciation and amortization of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

          Leased transponders                     9-12 years
          Building                               10-32 years
          Building improvements                   5-10 years
          Electronic equipment                    3- 5 years
          Equipment and other                     3-15 years

     Intangible assets are being amortized on a straight-line basis over 5-30 years. (See Notes 3 and 6).

     Revenue Recognition on Satellite Services

     The Company recognizes revenue on the accrual basis in the month the service is provided. Payments received in advance for subscription services are deferred until the month earned, at which time income is recognized. The Company's liability is limited to the unearned prepayments in the event that the Company is unable to provide service.

     Revenue Recognition on Advertising

     The Company recognizes advertising revenue when the related advertisement is aired.

     Revenue Recognition on Systems Integration Services

     Revenues and profits on systems integration services are determined based on progress to completion measured generally either by incurred billable hours and costs at contract rates or on the percentage-of-completion method by comparing actual costs incurred to total estimated costs expected to be incurred to complete the contract.

     Any excess of contract revenue recognized (i.e., costs incurred plus gross profit earned) over billings to date represents unbilled revenues earned and is included in accounts receivable. Any excess of billings over contract revenue recognized is deferred as advance billings and is included in accrued liabilities. At December 31, 1998 and 1997, $4.5 million and $5.5 million, respectively, of earned revenues not yet billed are included in accounts receivable. At December 31, 1998 and 1997, there were no excess billings over contract revenue earned. Estimated losses on contracts are recorded in full when a loss is anticipated.

     Subsidiary Equity Transactions

     The Company recognizes as non-operating income or loss its proportionate share of increases or decreases in the equity of its affiliates arising from equity transactions by such affiliates.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be
     Disposed Of


     The Company reviews long-lived assets and intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

     Earnings Per Share

     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):

                                 1998          1997           1996
                            ------------- -------------- -------------
                                Per Share      Per Share     Per Share
                                  Amount         Amount        Amount
                                  ------         ------        ------

      Net income          $102,059        $67,435       $46,302
                          ========        =======       =======

      Weighted average
        number of shares
        of common stock
        outstanding (1)     85,958 $1.19   86,097 $0.78  83,897  $0.55
                                   =====          =====          =====

      Effect of dilutive
        securities -
        stock options (1)      927            711         1,502
                            ------         ------        ------

      Weighted average
        number of shares
        of common stock
        and dilutive
        potential common
        shares (1)          86,885 $1.17   86,808 $0.78  85,399  $0.54
                           ======= =====  ======= =====  ======  =====


 (1) 1997 and 1996 amounts adjusted for two-for-one stock split (See
     Note 11).


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

     Related Party Transactions

     TCI and its consolidated affiliates purchase video, program promotion and guide services and subscriber management services from the Company. During the years ended December 31, 1998, 1997 and 1996, revenues earned by the Company from TCI were $27.5 million, $20.9 million and $20.7 million, respectively. Additionally, TCI purchased system integration services from the Company totaling $516,000, $1.2 million and $3.1 million during 1998, 1997 and 1996, respectively. The Company purchases programming and production services and is provided satellite transponder facilities and uplink services from TCI consolidated affiliates. These purchases totaled $28.7 million, $27.1 million and $34.0 million for the years ended December 31, 1998, 1997 and 1996, respectively (See Note 16).

     At December 31, 1998 and 1997, the Company had outstanding receivables of $7.0 million and $2.8 million, respectively, due from TCI consolidated affiliates and outstanding liabilities of $2.2 million and $2.7 million, respectively, due to TCI consolidated affiliates.

     The Company has included above transactions with TCI and all entities in which TCI has an interest greater than 50%. In addition, the Company has significant transactions with entities in which TCI owns, directly or indirectly, 50% or less, which transactions were conducted at arms-length in the ordinary course of business.

     Research and Development Costs

     Research and development costs of $7.9 million, $7.5 million and $5.4 million for the years ended December 31, 1998, 1997 and 1996, respectively, are included in selling, general and administrative expenses.

     Comprehensive Income

     Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("Statement") No. 130, Reporting Comprehensive Income. The Company has reclassified certain amounts in the consolidated balance sheet to conform to the requirements of Statement 130. Statement 130 requires that all items which are components of comprehensive earnings or losses be reported in a financial statement in the period in which they are recognized. The Company has included unrealized holding gains and losses for available-for-sale securities that are recorded directly in stockholders' equity in other comprehensive earnings. Pursuant to Statement 130, these items are reflected, net of related tax effects, as components of comprehensive earnings and are included in accumulated other comprehensive earnings in the Company's consolidated statements of changes in stockholders' equity.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Acquisitions

     Effective February 1, 1998, Turner Vision, Inc. ("Turner Vision") contributed its retail C-band home satellite dish business' assets, obligations and operations to SNG in return for an approximate 20% interest in SNG, reducing the Company's ownership interest in SNG to approximately 80%. The Company continues to manage SNG and SNG's operating results continue to be consolidated with those of the Company.

     The contribution was accounted for as a purchase of Turner Vision's business by SNG. Assets contributed by Turner Vision to SNG totaled $4.2 million and consisted primarily of $2.5 million of cash and $1.7 million of accounts receivable. These assets were subject to liabilities of $27.9 million, consisting primarily of $21.6 million of customer prepayments and $6.3 million of accounts payable and accrued liabilities. The purchase price of Turner Vision's business exceeded the fair value of the underlying net assets acquired by approximately $61.6 million, which amount was assigned to goodwill and is being amortized over ten years. As a result of the transaction, the Company recognized a gain of $37.9 million.

     On July 13, 1998, the Company increased its ownership interest in ODS Technologies, LP ("ODS"), a privately held interactive gaming company, to 98% by purchasing an 88% interest in ODS for approximately $28.4 million in cash. The purchase price of the Company's ownership interest in ODS exceeded the fair value of ODS's net assets acquired by approximately $28.2 million, which was assigned to patents and is being amortized over 15 years.

     The following pro forma financial information reflects the Company's results of operations for the year ended December 31, 1998 and 1997 as though the retail operations of Turner Vision and ODS had been acquired as of January 1, 1997, excluding the gain recognized by the Company as a result of the Turner Vision transaction (in thousands, unaudited):

                                             1998           1997
                                             ----           ----

     Pro forma:
       Revenues                            $630,118       $619,676
       Net income                            72,071         56,179
       Net income per share:
         Basic                             $   0.84       $   0.65
         Diluted                               0.83           0.65

4.   Marketable Securities

     The Company's marketable securities, which are all classified as available-for-sale, as of December 31 are summarized as follows (in thousands):
                                             1998
                           ----------------------------------------
                                             Gross
                                           Unrealized     Estimated
                           Unamortized       Gains          Fair
                              Cost          (Losses)        Value
                           -----------     ----------     ---------

     Municipal debt
     securities:
       Due after three
         months through
         one year           $  1,664        $   1        $  1,665
       Due after one
         year through
         three years           3,908           19           3,927
                            --------         ----        --------
                               5,572           20           5,592
     Equity securities           318         (106)            212
                            --------         ----        --------
                            $  5,890        $ (86)       $  5,804
                            ========         ====        ========


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

     In 1998 and 1997, realized gains from the sale of marketable securities were $10.4 million and $17,000, respectively which is included in "Other Income".

5.   Property, Plant and Equipment

     Property, plant and equipment as of December 31 are summarized as follows (in thousands):

                                             1998            1997
                                             ----            ----

     Leased transponders                   $ 37,959       $ 37,959
     Land                                       172            172
     Building                                 2,103          1,595
     Building improvements                    4,274          4,267
     Electronic equipment                    33,708         31,952
     Equipment and other                     49,453         42,329
                                           --------       --------
                                            127,669        118,274
     Accumulated depreciation and
       amortization                          81,907         66,593
                                           --------       --------
                                           $ 45,762       $ 51,681
                                           ========       ========


     Included in the above amounts are two transponders leased under long-term agreements that are accounted for as capital leases.
Accumulated amortization of such assets was $23.3 million and $19.6 million at December 31, 1998 and 1997, respectively.


6.   Intangible Assets

     Intangible assets as of December 31 are summarized as follows (in thousands):
                                             1998            1997
                                             ----            ----

     Goodwill                              $102,181        $38,547
     Patents                                 28,238             --
     Other                                    2,035          2,035
                                           --------        -------
                                            132,454         40,582
     Accumulated amortization               (18,931)        (8,317)
                                           --------        -------
                                           $113,523        $32,265
                                           ========        =======

7.   Income Taxes

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                             1998            1997
                                             ----            ----
     Deferred tax assets:
       Bad debt expense                    $   729        $    821
       Deferred compensation                   377             616
       Compensated absences                    282             401
       Capital lease obligations               822             770
       Operating loss carryforwards          3,196           3,196
       Other                                   632             950
                                           -------          ------
           Total deferred tax assets         6,038           6,754

     Deferred tax liabilities:
       Book/tax depreciation                (4,482)         (4,172)
       Investment in Superstar/
          Netlink Group LLC                (16,652)             --
       Other                                  (373)           (255)
                                           -------          ------
           Total deferred tax
             liabilities                   (21,507)         (4,427)
                                           -------          ------
     Net deferred tax assets
       (liabilities)                      $(15,469)        $ 2,327
                                           =======          ======


     Significant components of the provision for income taxes for the years ended December 31 are as follows (in thousands):


                                       1998       1997       1996
                                       ----       ----       ----
     Current:
       Federal                       $38,353    $33,951    $25,604
       State                           2,794      2,318      1,553
                                     -------    -------    -------
                                      41,147     36,269     27,157
     Deferred:
       Federal                        16,582      1,992     (1,122)
       State                           1,248        177       (243)
                                     -------    -------    -------
                                      17,830      2,169     (1,365)
                                     -------    -------    -------
                                     $58,977    $38,438    $25,792
                                     =======    =======    =======


     The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is (in thousands):

                                       1998       1997       1996
                                       ----       ----       ----


     Tax at statutory rate (35%)     $56,496    $36,836    $24,863
     Minority interest in
       consolidated entities not
       subject to income taxes           (32)       149        114
     State taxes, net of federal
       benefit                         2,927      1,747      1,155
     Effect of municipal interest
       earned and exempt from
       federal tax                    (1,215)    (1,411)      (791)
     Non-deductible goodwill
       amortization                      780        780        836
     Other                                21        337       (385)
                                     -------    -------    -------
                                     $58,977    $38,438    $25,792
                                     =======    =======    =======

     Income taxes paid were approximately $32.9 million, $27.6 million and $22.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.

8.   Credit Arrangements

     SSDS, Inc. ("SSDS") has a revolving credit facility with a bank that provides for borrowings up to the lesser of 80% of the billed trade accounts receivable outstanding less than 90 days, subject to certain conditions, or $5.0 million. Borrowings under this credit facility bear interest at the bank's stated prime rate plus a margin (8.25% at December 31, 1998). SSDS pays a commitment fee of 0.375% on the average daily unused portion of this credit facility. Outstanding borrowings under the credit facility were $1.7 million as of December 31, 1998 and are classified as current liabilities. The credit facility expires on April 30, 1999 and is secured by substantially all of SSDS's assets. This credit facility replaced the revolving credit agreement which existed at December 31, 1997. Borrowings under the previous credit facility were $7.4 million as of December 31, 1997.

     Interest paid by the Company, primarily on capital lease obligations, was $1.7 million, $2.0 million and $1.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.


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

     Future minimum lease payments under capital and noncancellable operating leases at December 31, 1998 are as follows (in thousands):


                                            Capital        Operating
                                            Leases           Leases
                                            -------        ---------

     Year ending December 31:
          1999                             $ 4,740          $17,958
          2000                               4,740           15,079
          2001                               3,400            7,504
          2002                               2,400            6,923
          2003                               2,400            6,979
          Thereafter                         2,400            7,315
                                           -------          -------
          Total future minimum lease
            payments                        20,080           61,758
     Less amount representing interest
       at 7%                                 3,328               --
     Less sublease revenues                     --            2,030
                                           -------          -------
     Net future minimum lease payments      16,752          $59,728
     Less current portion                    3,745          =======
                                           -------
                                           $13,007
                                           =======


     Rental expense under noncancellable operating leases amounted to $17.5 million (net of $1.7 million in sublease revenues), $16.0 million (net of $1.8 million in sublease revenues) and $14.5 million (net of $1.7 million in sublease revenues) for the years ended December 31, 1998, 1997 and 1996, respectively.

10.  Stock Options and Other Employee Incentive Plans and Agreements

     The Company sponsors the TV Guide, Inc. Equity Incentive Plan under which 8 million shares of TVG's Class A Common Stock are authorized to be issued in connection with the exercise of awards of stock options, stock appreciation rights and restricted stock granted under the plan. The Equity Incentive Plan provides that the price at which each share of stock covered by an option may be acquired shall in no event be less than 100% of the fair market value of the stock on the date the option is granted, except in certain limited circumstances. Additionally, the Company sponsors the TV Guide, Inc. Stock Option Plan for Non-Employee Directors under which 500,000 shares of TVG's Class A Common Stock are authorized to be issued in connection with the exercise of stock options granted thereunder.

     At December 31, 1998, 6.3 million shares of Class A Common Stock of the Company were reserved for issuance under the stock option plans. The options granted under the stock option plans expire ten years from the date of grant. Options outstanding, including options issued under stock option agreements previous to the existing stock option plans, are as follows (in thousands, except exercise prices):

                                             Weighted-
                                             Average
                                             Exercise
                                 Options(1)   Price(1)  Exercisable(1)
                                 ---------   --------   -------------

At January 1, 1996                 4,121      $ 4.25        1,230
  Granted                          1,276       11.11
  Exercised                         (815)       4.04
  Cancelled                         (805)       9.21
                                   -----

At December 31, 1996               3,777        5.56        2,478
  Granted                            916        8.54
  Exercised                       (2,089)       4.04
  Cancelled                         (252)       5.88
                                   -----
At December 31, 1997               2,352        8.03          708
  Granted                            709       16.61
  Exercised                         (254)       6.84
  Cancelled                          (36)       9.41
                                   -----
At December 31, 1998               2,771       10.32        1,155
                                   =====

(1) Adjusted for two-for-one stock split. (See Note 11).

     Exercise prices for options outstanding as of December 31, 1998 ranged from $4 to $17. The weighted-average remaining contractual life of those options is 7.8 years.

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

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1995 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.7%, 5.7% and 6.0%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .41, .41, .38; and a weighted-average expected life of the options of 5 years. The weighted average estimated fair value of stock options granted during 1998, 1997 and 1996 was $7.15, $7.64 and $10.16, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                      1998       1997        1996
                                      ----       ----        ----

     Pro forma net income           $100,690   $66,735     $45,838
     Pro forma earnings per
       share:
         Basic                          1.17      0.78        0.55
         Diluted                        1.16      0.77        0.54


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

     The Company has entered into incentive compensation agreements with key management personnel. These agreements require payments upon termination or retirement based on various valuation formulas contained in the agreements. Cash payments to settle certain incentive compensation agreements aggregated $464,000, $427,000 and $2.8 million during the years ended December 31, 1998, 1997 and 1996, respectively.

     SSDS sponsors a stock option plan which authorizes the issuance of up to 700,000 shares of SSDS's common stock to key employees and directors of SSDS. At December 31, 1998, 75,922 options with an exercise price of approximately $12 and vesting over one to five year periods had been granted under the plan. If all of the outstanding SSDS options were exercised, the Company's ownership interest in SSDS would decrease to 69%. There was no compensation expense under this plan during 1998, 1997 or 1996.

     SSDS also sponsors a qualified stock purchase investment plan through which eligible participating employees may purchase shares of SSDS's common stock through payroll deduction. The plan has authorized 100,000 shares of SSDS's common stock for purchase pursuant to the plan. At December 31, 1998, 38,000 shares of SSDS's common stock had been acquired by SSDS's employees at prices approximating 85% of the fair market value of the stock. There was no compensation expense under this plan during 1998, 1997 or 1996.

11.  Common Stock

     The Class A Common Stock entitles the holder to one vote per share and the Class B Common Stock entitles the holder to ten votes per share. Each share of Class B Common Stock is convertible, at the option of the holder, into one share of Class A Common Stock. Class A Common Stock is not convertible into Class B Common Stock.

     On July 28, 1998, the stockholders of the Company approved a proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock and Class B Common Stock to 650 million shares and 300 million shares, respectively.

     On August 20, 1998, the Company effected a two-for-one split of its Class A Common Stock and Class B Common Stock in the form of a stock dividend of one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding to holders of record on August 10, 1998.


12.  Employee Benefit Plans

     The Company sponsors defined contribution plans (collectively, the "Plans") which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches 100% of the employee's deferrals up to a fixed percentage, determined annually, of the employee's annual compensation. Vesting of the Company's matching contributions begins at 20% after one full year of service and from the second through the fifth years, vesting increases by 20% each year until full vesting occurs. The Company's contributions to the Plans for the years ended December 31, 1998, 1997 and 1996 were $1.3 million, $1.3 million and $1.0 million, respectively. The Company does not provide any postretirement or postemployment benefits.

13.  Legal Proceedings

     On October 8, 1993, the Company received correspondence from StarSight Telecast, Inc. ("StarSight"), now a wholly owned subsidiary of Gemstar, bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program schedule services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 6, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original Complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint seeking damages and injunctive relief. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the other two patents identified in the original complaint and the five patents licensed to StarSight are not infringed by the Company. On March 20, 1995, StarSight filed an Answer to Amended and Supplemental Complaint, reasserting its charge of infringement of the 121 Patent. In December 1995, StarSight moved to file an amended answer to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. Trial of validity and inequitable conduct unenforceability of the 121 Patent, and alleged infringement by the Prevue Express product of the 121 Patent, commenced May 8, 1996. Proceedings on all issues other than liability with respect to the 121 Patent had been stayed. Over the course of the subsequent two and one-half years, the Court heard approximately 20 days of testimony, which concluded on July 7, 1998. The trial was continued at various times at the parties' request to allow the parties to assess the litigation and consider settlement possibilities. Although the parties announced a settlement as part of a business deal on January 20, 1998, it was never finalized, and no settlement was reached. The parties submitted post-trial papers in September and October 1998, and presented closing arguments to the Court on November 12, 1998. The case has been submitted to the Court and the parties are awaiting a decision on the issues of infringement and validity of the 121 Patent. Shortly before the closing argument, on November 9, 1998, StarSight moved to dismiss the case asserting that the Company had abandoned the Prevue Express product at issue in the case and that the Court therefore lacked subject matter jurisdiction over the matter. The Company opposed the motion on November 12, 1998. The Court has not yet issued a decision on that motion. On February 19, 1999 the District Court entered Partial Findings of Fact and Conclusions of Law determining that the 121 Patent is not unenforceable by reason of inequitable conduct. The Court referred the case to a Magistrate Judge to schedule a settlement conference prior to the Court entering additional findings of fact and conclusions of law with respect to the remaining issues tried. There can be no assurance that this litigation can be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     On July 24, 1998, Gemstar and StarSight filed an action in the U.S. District Court for the Northern District of California asserting infringement by the Company's TV Guide Networks, Inc. subsidiary (formerly Prevue Network's, Inc.) of the 121 Patent and U.S. Patent No. 4,751,578 (the "578 patent") seeking damages and injunctive relief. The original Complaint did not specify a product accused of infringement. On September 30, 1998, Gemstar and StarSight filed an Amended Complaint adding SuperGuide Corporation ("SuperGuide") as a plaintiff, TCI as a defendant, and specifying TV Guide Interactive as the allegedly infringing product. TCI Communications, Inc. was subsequently substituted for TCI. TV Guide Networks answered the Amended Complaint on October 15, 1998, asserting the defenses of non-infringement, invalidity and estoppel with respect to both the 121 and 578 Patents, and inequitable conduct unenforceability with respect to the 121 Patent. In addition, TV Guide Networks asserted that StarSight had violated the antitrust laws. On August 7, 1998, TV Guide Networks moved to transfer this action to the U.S. District Court for the Northern District of Oklahoma. On February 2, 1999, the California Court granted TV Guide Networks motion to transfer. On December 23, 1998, Gemstar, StarSight and SuperGuide filed a motion before the Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer for pretrial proceedings, this action and four other patent infringement lawsuits Gemstar and its affiliated companies have pending with manufacturers of cable television set-top boxes. In their motion, Gemstar and its affiliates suggested either the Central or Northern District of California as the appropriate venue for pretrial proceedings. TV Guide Networks opposed the motion for consolidation. A hearing on the motion to consolidate and transfer took place on March 26, 1999. The JPML has not ruled on Gemstar's motion. On January 22, 1999, Gemstar, StarSight and SuperGuide filed a motion requesting a stay of the action against TV Guide Networks and TCI Communications, Inc. pending a decision by the JPML on their motion to consolidate and transfer. On February 2, 1999, the Court deemed the motion to stay to be moot in light of its decision to transfer the action on TV Guide Networks motion to the Northern District of Oklahoma. There can be no assurance that this litigation can be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, the State has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. No provision has been made in the Company's financial statements for this contingency, nor has the Company collected from its customers and remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending. If the Company's motion is not granted, it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $4.1 million.

     On June 2, 1997, a lawsuit was filed in the United States District Court for the District of Connecticut against the Company by one of its mass marketers who claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. Discussions to resolve these matters are on going. On June 11, 1997, the Court denied the marketer's motion for a temporary restraining order, and on October 10, 1997, denied the marketer's motion for a preliminary injunction. The marketer appealed the latter ruling to the United States Court of Appeals for the Second Circuit, but later filed a Motion for Voluntary Dismissal which was granted. The Company terminated its relationship with that marketer. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

14.  Segment Information

     Segment information has been prepared in accordance with Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company has three reportable segments: home satellite dish services (Superstar), program promotion and guide services (TV Guide Networks), and satellite distribution of video entertainment services (UVTV). Superstar markets and distributes programming to the C-band direct-to-home satellite dish subscriber market as well as other telemarketing services. TV Guide Networks has developed non-interactive analog programming guide channels as well as interactive program guide services and software applications and markets them to cable television systems and other multi-channel video programming distributors. TV Guide Networks derives revenues from the sales of the program guide and promotion services and from the sale of advertising space within the guides. UVTV markets and distributes to programming distributors certain video and audio services.

     The Company's reportable segments are strategic business units that offer different products and services. The reportable segments are measured based on earnings before interest, income taxes, depreciation and amortization including allocated corporate expenses (operating income before depreciation and amortization). The accounting policies of the segments are the same as those described in the summary of significant accounting policies. (See Note 2). The Company accounts for inter-segment sales as if the sales were to third parties at market prices.

     Segment information as of December 31, 1998, 1997 and 1996 and for each of the years then ended is as follows:


                         TV
                         Guide                        Other    Corporate
                         Networks Superstar  UVTV     Segments Unallocated Eliminations Consolidated


1998

Revenues from external
 customers:
Satellite services       $36,473  $426,586   $ 60,725 $16,848  $    --           --     $540,632
Advertising revenues      40,349        --         --      --       --           --       40,349
Systems integration
  services                    --        --         --  40,959       --           --       40,959
Intersegment revenues         --        --     24,016      --       --      (24,016)          --
                         -------  --------   -------- -------  -------     --------     --------
  Total revenues          76,822   426,586     84,741  57,807       --      (24,016)     621,940

Operating expenses,
 excluding
 depreciation
 and amortization         53,562   358,317     40,460  55,391    1,380      (24,016)     485,094
                         -------  --------   -------- -------  -------     --------     --------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $23,260  $ 68,269   $ 44,281 $ 2,416  $(1,380)    $     --      136,846
                         =======  ========   ======== =======  =======     ========

Depreciation and
 amortization                                                                            (28,227)
Gain on issuance of
 equity by subsidiary                                                                     37,898
Interest income                                                                            6,346
Interest expense                                                                          (1,629)
Other income                                                                              11,607
Other expense                                                                             (1,423)
                                                                                        --------
Income before income
 taxes and minority
 interest                                                                               $161,418
                                                                                        ========

Segment assets           $62,333  $204,439   $ 97,931 $79,001  $18,994     $(50,192)    $412,506
                         =======  ========   ======== =======  =======     ========     ========

1997

Revenues from external
 customers:
Satellite services       $32,128  $350,490   $ 57,676 $17,681  $    --     $     --     $457,975
Advertising revenues      30,828        --         --      --       --           --       30,828
Systems integration
  services                    --        --         --  41,617       --           --       41,617
Intersegment revenues         --        --     16,938     518       --      (17,456)          --
                         -------  --------   -------- -------  -------     --------     --------
  Total revenues          62,956   350,490     74,614  59,816       --      (17,456)     530,420

Operating expenses,
 excluding
 depreciation
 and amortization         40,548   301,209     30,825  54,148    1,170      (17,456)     410,444
                         -------  --------   -------- -------  -------     --------     --------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $22,408  $ 49,281   $ 43,789 $ 5,668  $(1,170)    $     --      119,976
                         =======  ========   ======== =======  =======     ========

Depreciation and
 amortization                                                                            (18,850)
Interest income                                                                            5,882
Interest expense                                                                          (2,122)
Other income                                                                                 431
Other expense                                                                                (71)
                                                                                        --------
Income before income
 taxes and minority
 interest                                                                               $105,246
                                                                                        ========

Segment assets           $46,060  $ 98,589   $ 85,030 $58,479  $43,681     $(28,697)    $303,142
                         =======  ========   ======== =======  =======     ========     ========

1996

Revenues from external
 customers:
Satellite services       $26,862  $327,817   $ 55,921 $15,636  $    --     $     --     $426,236
Advertising revenues      22,774        --         --      --       --           --       22,774
Systems integration
  services                    --        --         --  35,703       --           --       35,703
Intersegment revenues         --        --     11,973     458       --      (12,431)          --
                         -------  --------   -------- -------  -------     --------     --------
  Total revenues          49,636   327,817     67,894  51,797       --      (12,431)     484,713

Operating expenses,
 excluding
 depreciation
 and amortization         33,676   295,859     29,313  51,742      458      (12,431)     398,617
                         -------  --------   -------- -------  -------     --------     --------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $15,960  $ 31,958   $ 38,581 $    55  $  (458)    $     --       86,096
                         =======  ========   ======== =======  =======     ========

Depreciation and
 amortization                                                                            (16,732)
Interest income                                                                            3,401
Interest expense                                                                          (2,024)
Other income                                                                                 551
Other expense                                                                               (255)
                                                                                        --------
Income before income
 taxes and minority
 interest                                                                               $ 71,037
                                                                                        ========

Segment assets           $57,317  $ 87,157   $ 61,511 $60,177  $44,028     $(51,186)    $259,004
                         =======  ========   ======== =======  =======     ========     ========



     Revenue from other non-reportable operating segments primarily includes revenue derived from information technology consulting, integration and software development services and from satellite transmission services. Unallocated corporate profit and loss amounts are primarily unallocated corporate overhead and corporate development costs. Unallocated segment assets include corporate property and equipment and miscellaneous investments and other assets not allocated to segments. Eliminations include inter-segment revenues and expenses and inter-segment payables and receivables.

15.  Quarterly Financial Data (unaudited)

                                       Quarters Ended
                           --------------------------------------------

                           March 31  June 30  September 30  December 31
                           --------  -------  ------------  -----------
                             (in thousands, except per share amounts)

     1998
     ----
     Revenues             $146,164   $155,045   $159,430     $161,301
     Operating expenses    124,496    127,335    127,230      134,260
     Operating income       21,668     27,710     32,200       27,041
     Net income             38,961     17,916     21,060       24,122
     Earnings per
       share:
         Basic                0.45       0.21       0.25         0.28
         Diluted              0.45       0.21       0.24         0.28

     1997
     ----
     Revenues             $127,970   $133,833   $131,637     $136,980
     Operating expenses    106,765    109,154    105,109      108,266
     Operating income       21,205     24,679     26,528       28,714
     Net income             14,024     16,379     17,412       19,620
     Earnings per
       share:
         Basic                0.16       0.19       0.20         0.23
         Diluted              0.16       0.19       0.20         0.23

16.  Subsequent Acquisitions

    On June 10, 1998, TVG and News America Incorporated, a subsidiary of The News Corporation Limited ("News Corp."), entered into an agreement to purchase News America Publications Inc. and TVSM, Inc. in exchange for 22,503,412 shares of TVG Class A common stock, 37,496,588 shares of TVG Class B common stock and $800 million in cash for total consideration of approximately $1.9 billion (the "TV Guide Transaction"). These entities publish TV Guide Magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online.

      On March 1, 1999, the Company completed the TV Guide Transaction. The $800 million cash consideration portion of the transaction was funded from existing cash balances, the issuance of $400 million in 8 1/8% senior subordinated notes due 2009, bank borrowings of approximately $185 million drawn under a new bank credit facility and proceeds from the issuance of equity to a subsidiary of News Corp. to equalize News Corp.'s ownership in TVG with that of TCI, all of which were completed on the same day. As a result of the TV Guide Transaction and the Liberty Transaction, News Corp. has an approximate 44% interest in the Company, with TCI Ventures Group and Liberty having an approximate 44% combined interest, and the other stockholders of the Company having approximately 13%. Following the transaction, News Corp. and the combination of TCI Ventures Group/Liberty each have approximately 49% of the voting power of the Company's outstanding stock. Also, on March 1, 1999, the Company's name was changed to TV Guide, Inc. ("TVG"). All references to United Video Satellite Group, Inc. have been changed to TV Guide, Inc. throughout these financial statements. The TV Guide Transaction will be accounted for as a purchase.

     The bank credit facilities consist of a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility. Borrowings outstanding under the 364-day revolving credit facility convert to a five-year term loan at maturity. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. Borrowings to consummate the TV Guide Transaction were drawn under the $300 million six-year revolving credit facility.

     The indenture for the notes and the Company's bank credit facilities impose certain operating and financial restrictions on the Company. These restrictions include the designation of certain of the Company's subsidiaries as "restricted" for certain financing and operating matters which may significantly limit the ability of the Company to execute transactions, including the transfer of cash, between subsidiaries in the restricted group and subsidiaries in the unrestricted group. The subsidiaries in the unrestricted group are not subject to the covenants in the indenture for the notes and may incur indebtedness, grant liens on their assets and sell all or a portion of their assets, among other things, without satisfying the restrictions in the indenture.

17.  Supplemental Guarantor Information

     In connection with the TV Guide Transaction, TVG issued $400 million in aggregate principal amount of its senior subordinated notes due 2009, which are not callable until 2004. A group of TVG's subsidiaries (the "Guarantors") guarantee the senior subordinated indebtedness. Supplemental condensed combining financial information of TVG, the Guarantors and the remainder of TVG's consolidated group (the "Non-Guarantors") is presented below.

     Investments in the Non-Guarantors by their parent companies that are part of TVG and the Guarantors are presented under the equity method of accounting in the combining financial information. The principal elimination entries eliminate intercompany sales and purchases of video products, intercompany interest income and expense, equity in earnings of subsidiaries and investments in and amounts due to and from subsidiaries.

     Because of the factual basis underlying the obligations created pursuant to a senior secured credit facility and other obligations that may constitute senior indebtedness of the Guarantors of the senior subordinated notes, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company and its subsidiaries.




          SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                       As of December 31, 1998
                           (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


ASSETS
Current assets:
  Cash and cash
    equivalents        $     --   $ 98,556   $ 57,088   $      --  $155,644
  Marketable
    securities,
    at fair value            --      5,804         --          --     5,804
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                 --     26,035     39,839      (1,242)   64,632
  Accounts and notes
    receivable from
    affiliates               --     18,237     62,911     (81,148)       --
  Other current assets       --      2,517      5,462          --     7,979
                       ---------  --------   --------   ---------  --------
     Total current
      assets                 --    151,149    165,300     (82,390)  234,059

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization               --     33,305     12,457          --    45,762
Intangible assets, net
  of accumulated
  amortization               --      5,076    108,447          --   113,523
Investment in
  subsidiaries, at
  equity                199,844         --         --    (199,844)       --
Other assets, net of
  accumulated
  amortization               --     14,028      5,171         (37)   19,162
                       --------   --------   --------   ---------  --------
Total assets           $199,844   $203,558   $291,375   $(282,271) $412,506
                       ========   ========   ========   =========  ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable           --      4,611      2,286     (1,242)     5,655
  Accounts and notes
    payable to
    affiliates               --     62,911     18,237    (81,148)        --
  Accured liabilities        --     15,710     41,655         --     57,365
  Note payable and
    current portion
    of capital lease
    obligations and
    long-term debt           --      3,746      1,754        (37)     5,463
  Customer prepayments       --      7,061    102,868         --    109,929
                       --------   --------   --------   --------   --------
      Total current
        liabilities          --     94,039    166,800    (82,427)   178,412

Deferred liabilities         --      4,293     13,354          --    17,647
Capital lease
  obligations and
  long-term debt             --     13,007         --          --    13,007
Minority interest            --         --        349       3,247     3,596
Stockholders' equity:
  Common stock              854        806         48        (854)      854
  Other stockholders'
    equity              198,990     91,413    110,824    (202,237)  198,990
                       --------   --------   --------   ---------  --------
      Total stock-
        holders'
        equity          199,844     92,219    110,872    (203,091)  199,844
                       --------   --------   --------   ---------  --------
Total liabilities and
  stockholders' equity $199,844   $203,558   $291,375   $(282,271) $412,506
                       ========   ========   ========   =========  ========



              SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                         As of December 31, 1997
                             (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


ASSETS
Current assets:
  Cash and cash
    equivalents        $     --   $ 26,124   $  6,432   $      --  $ 32,556
  Marketable
    securities,
    at fair value            --    112,334         --          --   112,334
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                 --     15,404     44,363        (916)   58,851
  Accounts and notes
    receivable from
    affiliates               --     10,288     60,256     (70,544)       --
  Other current assets       --      4,120      8,405          --    12,525
                       ---------  --------   --------   ---------  --------
     Total current
      assets                 --    168,270    119,456     (71,460)  216,266

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization               --     36,645     15,036          --    51,681
Intangible assets, net
  of accumulated
  amortization               --      5,688     26,577          --    32,265
Investment in
  subsidiaries, at
  equity                120,781         --         --    (120,781)       --
Other assets, net of
  accumulated                --
  amortization               --      2,804        230        (104)    2,930
                       --------   --------   --------   ---------  --------
Total assets           $120,781   $213,407   $161,299   $(192,345) $303,142
                       ========   ========   ========   =========  ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable     $     --   $  1,530   $  5,489   $    (916) $  6,103
  Accounts and notes
    payable to
    affiliates               --     60,256     10,288     (70,544)       --
  Accured liabilities        --     13,817     38,336          --    52,153
  Note payable and
    current portion
    of capital lease
    obligations and
    long-term debt           --      3,495      7,566        (104)   10,957
  Customer prepayments       --      7,415     84,514          --    91,929
                       --------   --------   --------   ---------  --------
      Total current
        liabilities          --     86,513    146,193     (71,564)  161,142

Deferred liabilities         --        358        513          --       871
Capital lease
  obligations and
  long-term debt             --     16,752        455          --    17,207
Minority interest            --         --         31       3,110     3,141
Stockholders' equity:
  Common stock              431        383         48        (431)      431
  Other stockholders'
    equity              120,350    109,401     14,059    (123,460)  120,350
                       --------   --------   --------   ---------  --------
      Total stock-
        holders'
        equity          120,781    109,784     14,107    (123,891)  120,781
                       --------   --------   --------   ---------  --------
Total liabilities and
  stockholders' equity $120,781   $213,407   $161,299   $(192,345) $303,142
                       ========   ========   ========   =========  ========





        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                     Year Ended December 31, 1998
                            (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


Revenues:
  Satellite services   $     --   $111,831   $452,817   $ (24,016) $540,632
  Advertising sales          --     40,349         --          --    40,349
  Systems integration
    services                 --         --     40,959          --    40,959
                       --------   --------   --------   ---------  --------
                             --    152,180    493,776     (24,016)  621,940

Operating expenses:
  Programming and
    delivery                 --     33,972    320,948     (24,016)  330,904
  Selling, general and
    administrative           --     53,743    100,447          --   154,190
  Depreciation and
    amortization             --     10,588     17,639          --    28,227
                       --------   --------   --------   ---------  --------
                             --     98,303    439,034     (24,016)  513,321
                       --------   --------   --------   ---------  --------
Operating income             --     53,877     54,742          --   108,619
Equity in earnings
  of subsidiaries       102,059         --         --    (102,059)       --
Other income
  (expense),
  net                        --     10,966     41,833          --    52,799
                       --------   --------   --------   ---------  --------
Income before income
  taxes and minority
  interest              102,059     64,843     96,575    (102,059)  161,418
Provision for income
  taxes                      --    (21,838)   (37,139)         --   (58,977)
Minority interest in
  earnings                   --         --       (316)        (66)     (382)
                       --------   --------   --------   ---------  --------
Net income             $102,059   $ 43,005   $ 59,120   $(102,125) $102,059
                       ========   ========   ========   =========  ========




         SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                      Year Ended December 31, 1997
                             (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


Revenues:
  Satellite services   $    --    $ 98,332   $377,099   $(17,456)  $457,975
  Advertising sales         --      30,828         --         --     30,828
  Systems integration                                                    --
    services                --          --     41,617         --     41,617
                       -------    --------   --------   --------   --------
                            --     129,160    418,716    (17,456)   530,420

Operating expenses:
  Programming and
    delivery                --      24,976    258,599    (17,456)   266,119
  Selling, general and
    administrative          --      40,797    103,528         --    144,325
  Depreciation and
    amortization            --       9,271      9,579         --     18,850
                       -------    --------   --------   --------   --------
                            --      75,044    371,706    (17,456)   429,294
                       -------    --------   --------   --------   --------
Operating income            --      54,116     47,010         --    101,126
Equity in earnings
  of subsidiaries       67,435          --         --    (67,435)        --
Other income
  (expense),
  net                       --       1,764      2,356         --      4,120
                       -------    --------   --------   --------   --------
Income before income
  taxes and minority
  interest              67,435      55,880     49,366    (67,435)   105,246
Provision for income
  taxes                     --     (20,047)   (18,391)        --    (38,438)
Minority interest in
  earnings                  --          --         (9)       636        627
                       -------    --------   --------   --------   --------
Net income             $67,435    $ 35,833   $ 30,966   $(66,799)  $ 67,435
                       =======    ========   ========   ========   ========







         SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                      Year Ended December 31, 1996
                             (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


Revenues:
  Satellite services   $    --    $ 82,005   $356,662   $(12,431)  $426,236
  Advertising sales         --      22,774         --         --     22,774
  Systems integration
    services                --          --     35,703         --     35,703
                       -------    --------   --------   --------   --------
                            --     104,779    392,365    (12,431)   484,713

Operating expenses:
  Programming and
    delivery                --      20,294    246,668    (12,431)   254,531
  Selling, general and
    administrative          --      37,123    106,963         --    144,086
  Depreciation and
    amortization            --       9,992      6,740         --     16,732
                       -------    --------   --------   --------   --------
                            --      67,409    360,371    (12,431)   415,349
                       -------    --------   --------   --------   --------
Operating income            --      37,370     31,994         --     69,364
Equity in earnings
  of subsidiaries       46,302          --         --    (46,302)        --
Other income
  (expense),
  net                       --         357      1,316         --      1,673
                       -------    --------   --------   --------   --------
Income before income
  taxes and minority
  interest              46,302      37,727     33,310    (46,302)    71,037
Provision for income
  taxes                     --     (13,508)   (12,284)        --    (25,792)
Minority interest in
  earnings                  --          --         --      1,057      1,057
                       -------    --------   --------   --------   --------
Net income             $46,302    $ 24,219   $ 21,026   $(45,245)  $ 46,302
                       =======    ========   ========   ========   ========






      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                   Year Ended December 31, 1998
                          (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


Net cash provided by
  operating activities $     --   $ 40,426   $54,719    $ 240      $ 95,385

Investing activities:
  Capital expenditures       --     (7,997)   (3,838)     720       (11,115)
  Investments and
    acquisitions        (31,848)    (9,555)     (699)      --       (42,102)
  Purchases of market-
    able securities          --    (74,360)       --       --       (74,360)
  Sales and maturities
    of marketable
    securities               --    190,169        --       --       190,169
  Other                      --     (1,105)    1,034     (786)         (857)
                       --------   --------   --------   -----      --------
Net cash provided by
  (used in) investing
  activities            (31,848)    97,152    (3,503)     (66)       61,735

Financing activities:
  Repayment of note
    payable, capital
    lease obligations
    and long-term debt       --     (3,493)   (6,267)      66        (9,694)
  Common stock
    transactions, net   (17,560)        --        --       --       (17,560)
  Distributions to
    Liberty                  --    (10,688)    4,168       --        (6,520)
  Intercompany
     transfers           49,408    (50,965)    1,907     (350)           --
  Other                      --         --      (368)     110          (258)
                       --------   --------   --------   -----      --------
Net cash provided by
  (used in) financing
  activities             31,848    (65,146)     (560)    (174)      (34,032)
                       --------   --------   --------   -----      --------
Net increase in cash
  and cash
  equivalents                --     72,432    50,656       --       123,088
Cash and cash
  equivalents at             --
  beginning of year          --     26,124     6,432       --        32,556
                       --------   --------   --------   -----      --------
Cash and cash
  equivalents at
  end of year          $     --   $ 98,556   $ 57,088   $  --      $155,644
                       ========   ========   ========   =====      ========






     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                   Year Ended December 31, 1997
                          (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


Net cash provided by
  (used in) operating
  activities           $  --      $65,063    $15,824    $ (23)     $80,864

Investing activities:
  Capital expenditures    --       (6,380)    (4,117)     247      (10,250)
  Purchases of market-
    able securities       --      (91,666)        --       --      (91,666)
  Sales and maturities
    of marketable
    securities            --       36,700         --       --       36,700
  Other                   --       (1,532)       (67)    (119)      (1,718)
                       -----      -------    -------    -----      -------
Net cash provided by
  (used in) investing
  activities              --      (62,878)    (4,184)     128      (66,934)

Financing activities:
  Repayment of note
    payable, capital
    lease obligations
    and long-term debt    --       (3,258)    (7,156)    (105)     (10,519)
  Note payable
    borrowings            --           --      7,446       --        7,446
  Common stock
    transactions, net    531           --         --       --          531
  Distributions to
    Liberty               --       (7,980)   (14,198)      --      (22,178)
  Intercompany
    transfers           (531)       1,708     (1,177)      --           --
  Other                   --          509        (73)      --          436
                       -----      -------    -------    -----      -------
Net cash used in
  financing
  activities              --       (9,021)   (15,158)    (105)     (24,284)
                       -----      -------    -------    -----      -------
Net increase in cash
  and cash
  equivalents             --       (6,836)    (3,518)      --      (10,354)
Cash and cash
  equivalents at
  beginning of year       --       32,960      9,950       --       42,910
                       -----      -------    -------    -----      -------
Cash and cash
  equivalents at
  end of year          $  --      $26,124    $ 6,432    $  --      $32,556
                       =====      =======    =======    =====      =======





     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                   Year Ended December 31, 1996
                          (In thousands)


                                  Guara-     Non-Guara-
                                  ntor       ntor
                       The        Subsi-     Subsi-     Elimina-   Consoli-
                       Company    diaries    diaries    tions      dated


Net cash provided by
  (used in) operating
  activities           $     --   $ 62,040   $ (1,240)  $  --      $ 60,800

Investing activities:
  Capital expenditures       --     (6,296)    (8,188)     --       (14,484)
  Investments and            --
    acquisitions             --       (106)        --      --          (106)
  Purchases of market-
    able securities          --    (47,065)        --      --       (47,065)
  Maturities of
    marketable
    securities               --     20,482         --      --        20,482
  Other                      --       (196)      (827)     --        (1,023)
                       --------   --------   --------   -----      --------
Net cash used in
  investing
  activities                 --    (33,181)    (9,015)     --       (42,196)

Financing activities:
  Note payable
    borrowings               --         --      7,245      --         7,245
  Repayment of
    capital lease
    obligations              --     (3,039)        --      --        (3,039)
  Issuance of stock       3,216         --         --      --         3,216
  Distributions to
    Liberty                  --     (8,341)    (1,957)     --       (10,298)
  Intercompany
     transfers           (3,216)     4,073       (857)     --            --
  Other                      --        233     (1,545)     --        (1,312)
                       --------   --------   --------   -----      --------
Net cash provided
  by financing
  activities                 --     (7,074)     2,886      --        (4,188)
                       --------   --------   --------   -----      --------
Net increase
  (decrease) in cash
  and cash
  equivalents                --     21,785     (7,369)     --        14,416
Cash and cash
  equivalents at
  beginning of year          --     11,175     17,319      --        28,494
                       --------   --------   --------   -----      --------
Cash and cash
  equivalents at
  end of year          $     --   $ 32,960   $  9,950   $  --      $ 42,910
                       ========   ========   ========   =====      ========



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                              PART III



ITEMS 10.  Directors and Executive Officers of the Registrant


Executive Officers and Directors

     The following table identifies executive officers and directors of the Company as of March 29, 1999 and sets forth their respective ages and positions with the Company.


     Anthea Disney   . . . . . . 54     Chairman of the Board and Chief
                                          Executive Officer; Member,
                                          Office of the Chairman
     Joachim Kiener  . . . . . . 45     Director; President; Chairman
                                          and Chief Executive Officer
                                          of TV Guide Magazine Group;
                                          Member, Office of the
                                          Chairman
     Peter C. Boylan III . . . . 35     Director; Executive Vice
                                          President; Chairman and Chief
                                          Executive Officer of TV Guide
                                          Entertainment Group and
                                          United Video Group; Member,
                                          Office of the Chairman
     Charles B. Ammann . . . . . 44     Senior Vice President,
                                          Secretary and
                                          General Counsel
     Craig M. Waggy  . . . . . . 40     Senior Vice President,
                                          Chief Financial Officer
                                          and Treasurer
     Robert R. Bennett . . . . . 40     Director
     Chase Carey . . . . . . . . 45     Director
     Peter Chernin . . . . . . . 47     Director
     Gary S. Howard  . . . . . . 48     Director
     Charles Y. Tanabe . . . . . 47     Director

     Set forth below is a description of the backgrounds of such persons:

     Anthea Disney has been Chairman of the Board and Chief Executive Officer of the Company and a Member of the Office of the Chairman since March 1999. Ms. Disney has been Chairman and Chief Executive Officer of News America Publishing Group, a division of News Corp., since September 1997. She is also a member of News Corp.'s worldwide Executive Management Team. Prior to her appointment as head of News America Publishing Group, Ms. Disney was President and Chief Executive Officer of HarperCollins Publishers, a position she held since March 1996. Ms. Disney joined News Corp. in 1990 and has held a number of senior management positions, including Editor-in-Chief of TV Guide; Editor-in-Chief and creator of News Corp.'s on-line development; and executive producer of Fox Television's A Current Affair. Ms. Disney is also a director of The CIT Group.

     Joachim Kiener has been President of the Company, Chairman and Chief Executive Officer of TV Guide Magazine Group, a Member of the Office of the Chairman and a Director since March 1999. Mr. Kiener has been President and Chief Operating Officer of News America Publishing Group, a division of News Corp., since March 1998. Mr. Kiener oversees the business, operations and financial management of News America Publishing Group and its divisions, which include HarperCollins Publishers, The Weekly Standard and News America Digital Publishing. He joined News Corp. as Executive Vice President and Chief Operating Officer of HarperCollins Publishers in September 1996. Prior to joining HarperCollins Publishers, Mr. Kiener spent seven years in various senior executive positions at EMI-Capitol Music Group, N.A., one of the major worldwide operating music distribution and publishing companies.

     Peter C. Boylan III has been Executive Vice President of the Company, Chairman and Chief Executive Officer of TV Guide Entertainment Group and United Video Group and a Member of the Office of the Chairman since March 1999 and a Director of the Company since July 1995. Mr. Boylan served as President of the Company from August 1997 to March 1998; Chief Operating Officer of the Company from December 1996 to March 1998 and Executive Vice President and Chief Financial Officer of the Company from October 1994 to December 1996. Beginning in 1992 through October 1994, Mr. Boylan served with Hallmark Cards, Inc. in its Corporate Development and Strategy Group, focusing primarily on the communications and entertainment industries.

     Charles B. Ammann joined the Company in January 1996 as Senior Vice President, Secretary and General Counsel. Mr. Ammann is responsible for the Company's legal, human resources, risk management and legislative affairs. From 1990 until he joined the Company, Mr. Ammann served as Vice President of Administration and General Counsel for Flint Industries, Inc., a privately-held company engaged in general contracting of commercial and industrial construction, oil and gas pipeline construction, oilfield services and construction management services.

     Craig M. Waggy has been Senior Vice President and Chief Financial Officer of the Company since September 1997 and Treasurer of the Company since June 1995. Mr. Waggy joined the Company in June 1995 as Vice President of Finance and Treasurer. Mr. Waggy is responsible for the Company's accounting and finance functions. Prior to joining the Company, he was with Ernst & Young LLP.

     Robert R. Bennett has been a Director of the Company since February 1998 and has been Executive Vice President of TCI and President and Chief Executive Officer of Liberty since April 1997. Mr. Bennett has also been President and Chief Executive Officer of AT&T's Liberty Media Group since the closing of the merger of TCI and AT&T in March 1999. From June 1995 through March 1997, Mr. Bennett was an Executive Vice President and the Chief Financial Officer, Secretary and Treasurer of Liberty. Mr. Bennett served as Senior Vice President of Liberty from September 1991 through June 1995. Mr. Bennett is a director of TCI Music, Inc.

     Chase Carey has been a Director of the Company since March 1999 and a Director of Fox Entertainment Group, Inc. and Co-Chief Operating Officer of Fox Entertainment Group, Inc. since August 1998. Mr. Carey was President of Fox Entertainment Group, Inc. from 1995 to 1998, Executive Vice President and Chief Operating Officer from 1991 to 1995 and Senior Vice President from 1988 to 1991. Mr. Carey is an Executive Director and has been the Co-Chief Operating Officer of News. Corp. and a Director and Executive Vice President of News America Incorporated since 1996. Mr. Carey has served as the Chairman and Chief Executive Officer of Fox Television since July 1994. Mr. Carey joined Fox, Inc. (predecessor of Fox Entertainment Group, Inc.) in 1998 as Executive Vice President, served as Chief Financial Officer, and assumed the title of Chief Operating Officer in February 1992. Prior to joining Fox Television, Mr. Carey worked at Columbia Pictures in several executive positions, including President of Pay/Cable and Home Entertainment and Executive Vice President of Columbia Pictures International. Mr. Carey is also a member of the Boards of Directors of Gateway 2000 and Colgate University.

     Peter Chernin has been a Director of the Company since March 1999 and has been a Director and President and Chief Operating Officer of Fox Entertainment Group, Inc. since August 1998. Mr. Chernin has been an Executive Director, President and Chief Operating Officer of News Corp. and a Director, Chairman and Chief Executive Officer of News America Incorporated since 1996. Mr. Chernin was Chairman and Chief Executive Officer of Fox Filmed Entertainment from 1994 until 1996, Chairman of Twentieth Century Fox Film Corporation from 1992 until 1994 and President of Fox Broadcasting Company from 1989 until 1992.

     Gary S. Howard has been a Director of the Company since May 1997 and served as Chairman of the Board of Directors and Chief Executive Officer of the Company from May 1997 to March 1999. Mr. Howard has been an Executive Vice President of TCI since December 1997 and Executive Vice President and Chief Operating Officer of Liberty since March 1999. Mr. Howard has also been Executive Vice President and Chief Operating Officer of AT&T's Liberty Media Group since the closing of the merger of TCI and AT&T in March 1999. Mr. Howard was President and Chief Executive Officer of TCI Ventures Group, LLC, a subsidiary of TCI, from December 1997 to March 1999. He has served as Chief Executive Officer of TCI Satellite Entertainment, Inc. since December 1996 and was President from February 1995 to August 1997. Mr. Howard served as President of the Company from June 1997 to August 1997, Senior Vice President in charge of Mergers and Acquisitions of TCI Communications, Inc. ("TCIC") from October 1994 to December 1996 and as Vice President of TCIC from December 1991 through October 1994.

     Charles Y. Tanabe has been a Director of the Company since March 1999 and has served as Senior Vice President and General Counsel of Liberty since January 1999. For more than five years before he assumed that position, Mr. Tanabe was a member of Sherman & Howard L.L.C., a law firm based in Denver, Colorado.

     There are no family relationships among any of the directors and executive officers of the Company.

     On March 1, 1999, the Company's bylaws were amended to fix the number of the Company's directors at ten, to provide for an Office of the Chairman and to provide that approval of any action by the Board will require the affirmative vote of at least seven of the ten directors, except for the removal of any officer of the Company, which will require approval of six of the ten directors. The two open seats on the Board are expected to be filled at the next meeting of the Board in April 1999.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "reporting persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely upon a review of copies of such reports filed with the Company, and written representations received from the reporting persons, the Company believes that all filings required to be made by the reporting persons for the last fiscal year were made on a timely basis.

Item 11.   Executive Compensation


Summary Compensation Table

     The following Summary Compensation Table sets forth a summary of the compensation paid by the Company during each of the fiscal years ended December 31, 1998, 1997 and 1996, to the chief executive officer and four other most highly compensated executive officers ("the Named Executive Officers"). During the last three fiscal years, none of the Named Executive Officers received any restricted stock awards or long-term incentive payouts nor did any of the Named Executive Officers receive any other annual compensation.



                                       SUMMARY COMPENSATION TABLE


                                                                   LONG-TERM
                                                                   COMPENSATION
                                       ANNUAL        ANNUAL        AWARDS       ALL OTHER
NAME AND PRINCIPAL                     COMPENSATION  COMPENSATION  OPTIONS      COMPENSATION
POSTION (1)                   YEAR     SALARY ($)    BONUS ($)     (#) (2)      ($) (3)


Gary S. Howard (4)            1998     $275,000      $     --           --      $    --
 Chairman of the Board        1997     $215,480      $174,300      200,000      $    --
 and Chief Executive Officer  1996     $     --      $     --           --      $    --

Peter C. Boylan III (5)       1998     $406,637      $325,000      200,000      $40,560
 President and                1997     $323,091      $256,300      172,000      $16,025
 Chief Operating Officer      1996     $259,721      $212,710      300,000      $21,571

Charles Butler Ammann         1998     $204,000      $115,000       40,000      $16,523
 Senior Vice President,       1997     $180,000      $ 78,000           --      $ 7,843
 Secretary and General        1996     $166,000      $ 25,000       28,000      $   260
 Counsel

Craig M. Waggy                1998     $150,000      $115,000      50,000       $14,017
 Senior Vice President,       1997     $115,667      $ 77,000      36,000       $ 5,371
 Chief Financial Officer      1996     $ 99,117      $ 46,170      28,000       $ 3,276
 and Treasurer

Toby DeWeese (6)              1998     $131,327      $ 50,000          --       $23,416
 Vice President, Corporate    1997     $ 33,173      $ 10,000      40,000            --
 Development                  1996     $     --      $     --          --            --



(1) The positions shown represent the positions held by such persons at the end of 1998.
(2) All grants for 1998, 1997 and 1996 represent stock options to acquire Class A Common Stock under the Company's Equity Incentive Plan. All amounts have been adjusted for stock splits.
(3) 1998 includes (i)contributions under the Company's SERP and 401(k) Plans, and (ii) the compensation component of term life insurance premiums, respectively, as follows: Mr. Boylan, $39,502 and $578; Mr. Ammann, $15,890 and $495; Mr. Waggy, $13,687 and $225 and Mr.
     DeWeese, $3,347 and none. In addition, the 1998 amount for Mr. DeWeese includes $20,069 of taxable moving expense reimbursement.
(4) Mr. Howard joined the Company on June 1, 1997. The amounts presented for annual compensation and bonus represent those amounts paid by the Company to TCI for Mr. Howard's services.
(5) Effective December 4, 1998, Mr. Boylan's salary was increased to $550,000 per year.
(6)  Mr. DeWeese joined the Company on September 25, 1997.

     The following table sets forth information concerning options granted in 1998 to the Named Executive Officers.


                OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                    PERCENT
                                    OF TOTAL
                                    OPTIONS/SARS EXERCISE              POTENTIAL REALIZABLE    POTENTIAL REALIZABLE
                                    GRANTED TO   OR BASE               VALUE AT ASSUMED ANNUAL VALUE AT ASSUMED ANNUAL
                                    EMPLOYEES    PRICE                 RATES OF STOCK PRICE    RATES OF STOCK PRICE
                        OPTIONS     IN FISCAL    PER       EXPIRATION  APPRECIATION FOR        APPRECIATION FOR
NAME                    GRANTED(#)  YEAR (1)     SHARE     DATE        OPTION TERM - 5%        OPTION TERM - 10%


Gary S. Howard               --       --              --         --            --                      --

Peter C. Boylan III (2) 200,000     28.2%        $16.625   02-08-08    $2,091,075              $5,299,194

Charles Butler Ammann    40,000      5.6%        $16.625   02-08-08    $  418,215              $1,059,839
(2)

Craig M. Waggy (2)       50,000      7.1%        $16.625   02-08-08    $  522,769              $1,324,798

Toby DeWeese                 --       --              --         --            --                      --




(1) Computation includes 30,000 options granted under the TV Guide, Inc. (formerly United Video Satellite Group, Inc.) Stock Option Plan for Non-Employee Directors.
(2) Incentive and non-qualified stock options to acquire shares of the Company's Class A Common Stock.

     The following table sets forth information concerning options exercised in 1998 and outstanding options held by the Named Executive Officers as of December 31, 1998:


                 AGGREGATED OPTION/SAR EXERCISES IN
          LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES



                                                    NUMBER OF                   VALUE OF UNEXERCISED IN-
                        SHARES                      UNEXERCISED OPTIONS AT      THE-MONEY OPTIONS AT
                        ACQUIRED ON   VALUE         DECEMBER 31, 1998 (#)       DECEMBER 31, 1998 ($)(1)
NAME                    EXERCISE (#)  REALIZED ($)  EXERCISABLE / UNEXERCISABLE EXERCISABLE / UNEXERCISABLE


Gary S. Howard               --            --        40,000     /    160,000    $  612,500   /  $2,450,000

Peter C. Boylan III     28,304        $403,221      506,584     /    517,600    $8,582,154   /  $5,772,200

Charles Butler Ammann        --            --        11,200     /     56,800    $  194,600   /  $  571,900

Craig M. Waggy               --            --        18,400     /     95,600    $  308,000   /  $1,095,500

Toby DeWeese                 --            --         8,000     /     32,000    $  105,000   /  $  420,000




(1) The value of unexercised in-the-money options is calculated based upon the last reported sales price per share of the Company's Class A Common Stock on the Nasdaq National Market on December 31, 1998 ($23.625), less the exercise price.

Directors' Compensation

     Directors who are not also employees of the Company or its subsidiaries or affiliates receive a fee of $4,000 per meeting attended in person and a fee of $2,000 per committee meeting attended in person, unless such committee meeting is held on the same day as a meeting of the full Board. Telephonic meetings of boards and committees are compensable at the rate of $400. Directors who are also employees of the Company or its subsidiaries or affiliates receive no additional compensation for serving as directors. The Company reimburses all of its directors for reasonable travel and out-of-pocket expenses in connection with their attendance at meetings of the Board. The directors are eligible to participate in the Stock Option Plan for Non-Employee Directors (the "Directors Plan"). The Company has reserved 470,000 shares of Class A Common Stock to be issued pursuant to the exercise of options granted under the Directors Plan.

Employment Agreements

     The Company's employment agreement with Mr. Boylan expired in January 1999. Negotiations are ongoing for a new two-year employment agreement between Mr. Boylan and the Company. Ms. Disney and Mr. Kiener are employees of News. Corp., but are seconded to the Company under agreements whereby the substantial majority of their time is made available to the Company and the Company reimburses News Corp. for an appropriate portion of the cost of their cash compensation and employee benefits paid by News Corp.


Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

     The Compensation Committee was established to make recommendations regarding compensation, including incentive compensation, stock bonus, stock option, and other incentive or stock plans, and previously administered the Company's Equity Incentive Plan. The Compensation Committee also reviews and approves, subject to ratification by the Board of Directors, all compensation to the executive officers. During 1998, the Compensation Committee consisted of Messrs. J. David Wargo (Chairman), Bennett and Lawrence Flinn, Jr. and Leo J. Hindery, Jr.

     The Special Compensation Committee was established to grant awards under the Company's Equity Incentive Plan and to make other compensation awards where necessary in order to comply with the requirements of Section 162(m) of the Internal Revenue Code. During 1998, the Special Compensation Committee consisted of two members of the Compensation Committee, Messrs. Bennett and Wargo.

     On March 8, 1999, Mr. Hindery resigned from the Board and effective March 29, 1999, Messrs. Flinn and Wargo resigned from the Board.

     Mr. Bennett was an Executive President of TCI and was the President and Chief Executive Officer of Liberty during 1998. Liberty is a subsidiary of TCI. Mr. Hindery was a member of the Compensation Committee prior to his resignation on March 8, 1999. Prior to the merger of TCI and AT&T in March 1999, Mr. Hindery was President and Chief Operating Officer of TCI. TCI and its consolidated affiliates purchased system integration services and video program promotion and guide services from the Company totaling $516,000 and $9.1 million, respectively during 1998. The Company purchased $43.7 million of programming and production services from TCI and its consolidated affiliates during 1998.

Item 12.  Security Ownership of Certain Beneficial Owners and
          Management


     The following table sets forth certain information as of March 29, 1999, regarding ownership of the Common Stock by (1) each person believed by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock; (2) each Director, the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company for the fiscal year ended December 31, 1998; and (3) all current executive officers and directors of the Company as a group. Shares of Class B Common Stock are convertible at the option of the holder immediately into shares of Class A Common Stock on a one-for-one basis and, accordingly, holders of Class B Common Stock are deemed to own beneficially the same number of shares of Class A Common Stock. The table below does not reflect such beneficial ownership of Class A Common Stock.


                         Class A            Class B
                       Common Stock       Common Stock
                      ----------------   ---------------
                                                            Percent of
                                                            Vote of All
                        Number   Percent   Number  Percent  Outstanding
                          of       of        of      of     TVGI Common
Beneficial Owner        Shares    Class    Shares   Class      Stock
----------------        ------   -------   ------  -------  -----------

Liberty Media
  Corporation (1)     29,037,520  37.7%   37,496,588  50%      48.9%

The News Corporation
  Limited (2)         29,037,520  37.7%   37,496,588  50%      48.9%

Anthea Disney                 --    --            --  --         --

Joachim Kiener                --    --            --  --         --

Peter C. Boylan III(3)   669,288     *            --  --          *

Charles Butler Ammann
  (4)                     24,800     *            --  --          *

Craig M. Waggy (5)        41,200     *            --  --          *

Toby DeWeese (6)           8,000     *            --  --          *

Robert R. Bennett (7)      6,000     *            --  --          *

Chase Carey                   --    --            --  --         --

Peter Chernin                 --    --            --  --         --

Lawrence Flinn, Jr. (8)  199,600     *            --  --          *

Gary S. Howard (9)        40,000     *            --  --          *

Larry E. Romrell (10)     18,000     *            --  --          *

Charles Y. Tanabe             --    --            --  --         --

J. David Wargo (10)       18,000     *            --  --          *

All Directors and
  Executive Officers
  as a Group
 (14 persons)(11)      1,024,888   1.3%           --  --          *

* Less than 1%
 (1) The address for Liberty Media Corporation is 8101 Prentice Avenue, Suite 500, Englewood, CO 80111. Liberty holds shares of Common Stock, directly or indirectly through its subsidiary TCI UVSG, Inc. Liberty is an indirect subsidiary of Tele-Communications, Inc. ("TCI"), which in turn is an indirect subsidiary of AT&T Corp.
 (2) The Class A Common Stock and Class B Common Stock reported as beneficially owned by News Corp. are directly owned by TVG Holdings, Inc. ("News Holdings"), an indirect subsidiary of News Corp. and a direct subsidiary of News Publishing Australia Limited ("NPAL"). Each of News Corp. and NPAL, as persons who may be deemed to control Holdings, may also be deemed to indirectly beneficially own such shares. By virtue of ordinary shares of News Corp. owned by (i) Mr. K. Rupert Murdoch and members of his family, (ii) Cruden Investments Pty. Limited, a private Australian Investment company owned by Mr. Murdoch, members of his family and certain charities, and (iii) corporations which are controlled by trustees of settlements and trusts set up for the benefit of the Murdoch family, certain charities and other persons, and Mr. Murdoch's positions as Chairman and Chief Executive of News Corporation, Mr. Murdoch may be deemed to control the operations of News Corp., and may therefore be deemed to indirectly beneficially own such shares of News Holdings. The address of News Holdings is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; the address of News Corp. is 2 Holt Street, Sydney, New South Wales 2010, Australia; the address of NPAL is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; and the address of Mr. Murdoch is 10201 West Pico Boulevard, Los Angeles, California 90035.
 (3) Includes 546,584 shares of Class A Common Stock subject to presently exercisable options and 94,400 shares of Class A Common stock subject to options that will become exercisable within 60 days.
 (4) Includes 24,800 shares of Class A Common Stock subject to presently exercisable options.
 (5) Includes 34,000 shares of Class A Common Stock subject to presently exercisable options and 7,200 shares of Class A Common Stock subject to options that will become exercisable within 60 days.
 (6) Includes 8,000 shares of Class A Common Stock subject to presently exercisable options.
 (7) Includes 6,000 shares of Class A Common Stock subject to presently exercisable options.
 (8) Includes 199,600 shares of Class A Common Stock owned by the Lawrence Flinn, Jr. Charitable Trust of which Mr. Flinn is Trustee. Mr. Flinn disclaims beneficial ownership of such shares.
 (9) Includes 40,000 shares of Class A Common Stock subject to presently exercisable options.
(10) Includes 12,000 shares of Class A Common Stock subject to presently exercisable options and 6,000 shares of Class A Common Stock subject to options that will become exercisable within 60 days.
(11) Includes 683,384 shares of Class A Common Stock subject to presently exercisable options and 113,600 shares of Class A Common Stock subject to options that will become exercisable within 60 days.

ITEM 13.  Certain Relationships and Related Transactions

     Stockholders Agreement. TCI, Liberty, TCI Holdings, News Corp., News Holdings and the Company have entered into a Stockholders Agreement which provides that, among other things, for so long as a stockholder or group of related stockholders is entitled to designate at least one director to the Company's Board, the other stockholder or group of related stockholders shall be subject to certain restrictions on its ability to sell any of its shares of Common Stock to an unaffiliated third party or to convert any of its shares of Class B Common Stock to shares of Class A Common Stock unless it first offers such Common Stock for sale to the non-transferring party. If the non-transferring party elects not to purchase such Common Stock, the transferring party will convert any Class B Common Stock to be sold into Class A Common Stock prior to such sale unless such Class B Common Stock is to be sold to a third party that has offered to purchase at least 12.5% of the aggregate number of shares of Class B Common Stock outstanding. Pursuant to the Stockholders Agreement, so long as there continues to be at least two stockholders or groups of related stockholders that each own in the aggregate 30% or more of the outstanding Class B Common Stock, such stockholders or the members of each such stockholder group will vote their shares of Common Stock on all matters submitted to a vote of the Company's stockholders only as shall be mutually agreed upon by such stockholders or stockholder groups and, if they are unable to agree on how to vote with respect to any such proposal, they will each be obligated to vote against such proposal. Under the Stockholders Agreement, a stockholder or group of related stockholders is entitled to designate one director for each 12.5% of the outstanding shares of Class B Common Stock owned by such party (rounded to the nearest 12.5%, with more than 6.25% being rounded up, and 6.25% or less being rounded down), and the other stockholders or group of related stockholders will vote or cause to be voted all shares of Common Stock owned by such party for the election of such designee(s) as director. In addition, the Stockholders Agreement provides for certain registration rights with respect to the resale of the Class A Common Stock owned by stockholders that are parties to the Stockholders Agreement. Pursuant to the Stockholders Agreement, the Parent (as defined in such Agreement) of each stockholder or group of related stockholders that is entitled to designate at least one director of the Company's Board pursuant to the Stockholders Agreement agrees with and for the benefit of the Parent of each other stockholder or group of related stockholders that is so entitled to designate at least one director to the Company's Board that, for so long as there are at least two such stockholders or stockholder groups, the Company will, subject to certain limited exceptions, be the exclusive vehicle through which such Parent, directly or indirectly through its controlled affiliates, conducts program guide businesses (print, electronic or otherwise) worldwide. Currently, TCI and News Corp. are each Parents within the meaning of the Stockholders Agreement.

     Parent Agreement. News Corp., TCI and the Company are also parties to a letter agreement, effective as of June 10, 1998 (the "Parent Agreement"), pursuant to which, among other things, the parties agreed to negotiate in good faith to enter into, or cause their affiliates to enter into, the following agreements: (a) affiliation agreements between the Company and News Corp. (or a controlled affiliate of News Corp.) with respect to the TV Guide Channel and TV Guide Interactive; (b) affiliation agreements between the Company and TCI (or a controlled affiliate of TCI) with respect to the TV Guide Channel and TV Guide Interactive; and (c) carriage/marketing agreements for "TV Guide" branded monthly and/or weekly cable and DTH guide magazines. In the case of the carriage/marketing agreement between the Company and TCI, such agreement would include, among other terms and conditions as the parties may mutually agree upon, TCI's or its affiliate's agreement to convert TVSM monthly magazines for cable systems controlled by TCI to weekly magazines, and as consideration therefor, the agreement of a subsidiary of News Corp. to pay TCI or its designee an aggregate sum of $10 million upon such conversion being effected.

     Continuing Services. Following the closing of the TV Guide Transaction, for so long as News Corp. beneficially owns in the aggregate at least 12.5% of the Class B Common Stock of the Company, News Corp. will continue to make available to the businesses acquired in the TV Guide Transaction, at the Company's request from time to time, services (including bulk paper procurement and the benefits of certain agreements, to the extent permitted thereunder) consistent with past practice, but in any event on terms no less favorable to the Company than "most favored nation" terms, unless the Company shall otherwise agree, provided that the right to use services that require the involvement of executives of News. Corp. will be subject to agreement upon allocation of costs (including services of senior management). News Corp. and the Company have agreed to negotiate to enter into a definitive services agreement containing the foregoing terms and such other terms and conditions as may be customary or appropriate under the circumstances.

     Programming and Affiliation Agreements. In connection with the Liberty Transaction, one of the companies acquired from Liberty entered into programming and affiliation agreements with Satellite Services, Inc., a subsidiary of TCI ("SSI"), providing, among other things, for SSI to continue providing programming for the Company's SMATV business to the extent permitted by SSI's agreements with suppliers of programming services and pursuant to which SSI may redistribute the Denver 6 service within the service area of certain of TCI's cable systems. Pursuant to the Parent Agreement, as described above, News Corp., TCI and the Company agreed to negotiate in good faith to enter into, or cause their affiliates to enter into, certain affiliation agreements and carriage/marketing agreements. SSI and the Company have entered into an affiliation agreement for the cable systems of certain of TCI's controlled affiliates to carry TV Guide Interactive.

     TCI and its consolidated affiliates purchased system integration services and video program promotion and guide services from the Company totaling $516,000 and $9.1 million, respectively during 1998. The Company purchased $43.7 million of programming and production services from TCI and its consolidated affiliates during 1998.

     Trademark License Agreements. Pursuant to the Parent Agreement described above, News Corp. agreed to cause the termination of certain licenses granting it and its affiliates the right to use the TV Guide brand or associated trademarks. It is contemplated that the Company may license to News Corp., TCI or their respective affiliates, on terms to be agreed upon, the right to use the TV Guide brand and associated trademarks in connection with the Company's products or services or other arrangements for the benefit of the Company's products or services.

     Purchase of Intellectual Property. At the closing of the TV Guide Transaction, TCI sold to the Company all of TCI's right, title and interest in and to any intellectual property of or arising out of the joint venture formerly known as TV Guide On Screen for $3,500,000.

     Advertising Revenues. For the fiscal year ended June 30, 1998, the businesses acquired in the TV Guide Acquisition earned approximately 13.2% of their advertising revenues from News Corp.
affiliates.

     See also "Executive Compensation -- Compensation Committee
Interlocks and Insider Participation in Compensation Decisions".

                                PART IV




ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)  1.   FINANCIAL STATEMENTS - The financial statements and schedules listed in the Index to Consolidated Financial Statements and Index to Financial Statement Schedules, which appear on page 36, are filed as part of this annual report.

     2. EXHIBITS - The exhibits listed in the Index to Exhibits, which appears on pages 117 through 118, are filed as a part of this annual report.



(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the fourth quarter of 1998.



                              TV GUIDE, INC.

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                               Amounts                          Balance
                   Balance at  Charged   Charged                   at
                   Beginning     to      to Other                End of
Description        of Period   Expense   Accounts   Deductions   Period
-----------        ---------   -------   --------   ----------   ------

Year ended
December 31, 1998:
 Allowance for
 doubtful
 accounts            $2,785      $921    $   --       $1,007     $2,699

Year ended
December 31,1997:
 Allowance for
 doubtful
 accounts             2,535       521        --          271      2,785


Year ended
December 31,1996:
 Allowance for
 doubtful
 accounts             1,788     1,140     1,969(1)     2,362      2,535



(1) Amount represents the allowance for doubtful accounts contributed by Liberty Media Corporation's Netlink division to the retail C-Band home satellite dish venture.

                            TV GUIDE, INC.

                          INDEX TO EXHIBITS



Exhibit
  No.                      Exhibit Description


  2.1 Share Exchange Agreement among the Company, TVG Holdings, Inc. and News America Incorporated, dated as of June 10, 1998 (9)
  2.2 Amended and Restated Stock Purchase Agreement between the Company and Liberty Media Corporation, dated as of May 18, 1998 (9)
  3.1     Restated Certificate of Incorporation (6)
3.1.1     Certificate of Amendment to Restated Certificate of
            Incorporation (7)
3.1.2**   Certificate of Amendment of Restated Certificate of
            Incorporation
  3.2**   Amended and Restated Bylaws
  4.1     Specimen of Class A Common Stock certificate (2)
  4.2 The Restated Certificate of Incorporation, amendments to the Restated Certificate of Incorporation and Bylaws of the Company are filed as Exhibits 3.1 and 3.2
 10.1*    Form of Management Stock Appreciation Rights Agreement (1)
 10.2 *   Equity Incentive Plan. (3)
 10.3 *   First Amendment to the Equity Incentive Plan. (8)
 10.4 *   Amended and Restated Stock Option Plan for Non-Employee
            Directors (7)
 10.5     Voting Agreement dated as of July 20, 1995, among United
            Video Satellite Group, Inc. and certain shareholders of
            SSDS. (4)
 10.6     Registration Rights Agreement dated as of December 12, 1994, between SSDS and certain shareholders of SSDS(4)
 10.7     SSDS Registration Rights Agreement dated as of July 20, 1994, between SSDS and certain shareholders of SSDS (4)
 10.8*    SERP Deferred Compensation Plan (a continuation and
            restatement of the United Video Management, Inc. and Affiliates Employers' SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995(5)
 10.9     Letter Agreement effective as of June 10, 1998 among The News
            Corporation Limited, Tele-Communications Inc. and the
            Company (10)
 10.10    Stockholders Agreement dated March 1, 1999 among TVG
            Holdings, Inc., The News Corporation Limited, TCI UVSG, Inc., Liberty Media Corporation, Tele-Communications
            Inc. and the Company effective as of May 18, 1998 (10)
 12.0**   Computation of Ratio of Earnings to Fixed Charges
 21.1**   List of Subsidiaries of the Company
 23.1**   Consent of KPMG LLP
 23.2**   Consent of Ernst & Young LLP
 23.3**   Consent of KPMG LLP
 27.1**   Financial Data Schedule

---------------
*  Management Compensation Plan
** Filed herewith

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

 (4) Incorporated herein by reference from the Company's report on Form 8-K dated July 20, 1995; Commission File Number 0-22662.

 (5) Incorporated herein by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995; Commission File Number 0-22662.

 (6) Incorporated herein by reference from the Company's report on Form 8-K dated January 25, 1996; Commission File Number 0-22662.

 (7) Incorporated herein by reference from the Company's report on Form 10-Q for the period ended September 30, 1998; Commission File Number 0-22662.

 (8) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997;
        Commission File Number 0-22662.

 (9) Incorporated by reference from the Company's Proxy Statement for a Special Meeting of Stockholders held on February 19, 1999.

(10) Incorporated herein by reference from the Company's report on Form 8-K dated March 16, 1999; Commission File Number 0-22662.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TV GUIDE, INC.
                                       a Delaware corporation


Dated:  March 31, 1999          By:     /s/ Peter C. Boylan III
                                    -------------------------------
                                          Peter C. Boylan III
                                       Executive Vice President;
                                     Chairman and Chief Executive
                                    Officer of TV Guide Entertainment
                                     Group and United Video Group



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title/Position Held           Date




   /s/ Anthea Disney
------------------------
Anthea Disney             Chairman and Chief            March 31, 1999
                          Executive Officer;
                          Member, Office of the
                          Chairman



   /s/ Joachim Kiener
------------------------
Joachim Kiener            Director; President;          March 31, 1999
                          Chairman and Chief
                          Executive Officer of TV
                          Guide Magazine Group;
                          and Member, Office of
                          the Chairman


/s/ Peter C. Boylan III
------------------------
Peter C. Boylan III       Director; Executive Vice      March 31, 1999
                          President; Chairman and
                          Chief Executive Officer of
                          TV Guide Entertainment Group
                          and United Video Group; and
                          Member, Office of the
                          Chairman


  /s/ Craig M. Waggy
------------------------
Craig M. Waggy            Senior Vice President,        March 31, 1999
                          Chief Financial Officer
                          and Treasurer (Principal
                          Accounting Officer)


 /s/ Robert R. Bennett
------------------------
Robert R. Bennett         Director                      March 31, 1999





   /s/ Gary S. Howard
------------------------
Gary S. Howard            Director                      March 31, 1999




------------------------
Chase Carey               Director




------------------------
Peter Chernin             Director





------------------------
Charles Y. Tanabe         Director