Form 10-Q
period 1999-03-31
TV GUIDE INC
filed 1999-05-17
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED MARCH 31, 1999

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
Yes  X   No
    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of May 12, 1999:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             77,065,114
Class B Common Stock $.01 Par Value             74,993,176

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             TV GUIDE, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
              (In thousands, except per share amounts)

                                             March 31,     December 31,
                                               1999           1998
                                               ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                $   98,108       $155,644
  Marketable securities, at fair value            280          5,804
  Accounts receivable, net of allowance
    for doubtful accounts                     230,415         64,632
  Inventory                                    40,763          1,220
  Prepaid expenses and other                   11,471          4,948
  Deferred tax asset                            4,296          1,811
                                             --------       --------
Total current assets                          385,333        234,059

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 60,555         45,762
Intangible assets, net of accumulated
  amortization                              3,150,149        113,523
Other assets, net of accumulated
  amortization                                 27,935         19,162
                                           ----------       --------
Total assets                               $3,623,972       $412,506
                                           ==========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   61,608       $  5,655
  Accrued liabilities                         125,608         57,365
  Note payable and current portion of
    capital lease obligations
    and long-term debt                          4,773          5,463
  Customer prepayments                        358,781        109,929
                                           ----------       --------
Total current liabilities                     550,770        178,412

Deferred tax liability                        984,346         17,280

Capital lease obligations and
  long-term debt                              607,329         13,007
Other long-term liabilities                       799            367
Minority interest                               8,050          3,596

Stockholders' equity:
  Preferred stock, $.01 par value                  --             --
  Class A common stock, $.01 par value            770            479
  Class B common stock, $.01 par value            750            375
  Additional paid-in capital                1,281,532         22,191
  Accumulated other comprehensive
    earnings (loss), net of tax                    12            (54)
  Retained earnings                           189,614        176,853
                                           ----------       --------
Total stockholders' equity                  1,472,678        199,844
                                           ----------       --------
Total liabilities and stockholders'
  equity                                   $3,623,972       $412,506
                                           ==========       ========


                   Restated for pooling of interests.
                        See accompanying notes.

                            TV GUIDE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                                1999          1998
                                                ----          ----
Revenues:
  Satellite-delivered programming
    services                                 $130,998      $127,277
  Magazine subscription and newsstand
    sales                                      33,572            --
  Advertising sales                            25,791         9,127
  Systems integration services                  9,875         9,564
  Other                                         1,606           196
                                             --------       -------
                                              201,842       146,164
Operating expenses:
  Programming, printing, distribution
    and delivery                              103,104        79,111
  Selling, general and administrative          51,657        38,307
  Depreciation and amortization                15,078         7,078
                                             --------       -------
                                              169,839       124,496
                                             --------       -------
Operating income                               32,003        21,668

Gain on issuance of equity by
  subsidiary                                       --        39,225
Interest expense                               (6,035)         (491)
Other income, net                                 307         1,551
                                             --------       -------
Income before income taxes and
  minority interest                            26,275        61,953
Provision for income taxes                     (9,778)      (23,025)
Minority interest in (earnings) losses         (3,736)           33
                                             --------       -------
Net income                                   $ 12,761       $38,961
                                             ========       =======

Net income per share:
  Basic                                      $   0.12       $  0.45
  Diluted                                    $   0.12       $  0.45


                   Restated for pooling of interests.
                          See accompanying notes.

                             TV GUIDE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                            (In thousands)

                                                 Three Months Ended
                                                      March 31,
                                                  1999        1998
                                                  ----        ----
Operating activities:
Net income                                     $ 12,761    $ 38,961
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Gain on issuance of equity by
      subsidiary                                     --     (39,225)
    Depreciation and amortization                15,078       7,078
    Minority interest in earnings                 3,736         (33)
    Deferred income taxes                        (2,400)     16,727
    Other                                         1,236       1,137
    Changes in operating assets and
      liabilities, net of the effect
      of acquisitions:
        Accounts receivable                     (18,452)      8,172
        Inventory                                 2,695         (14)
        Prepaid expenses and other               (2,952)       (657)
        Accounts payable                         (8,447)     (2,176)
        Accrued liabilities                      24,246       4,368
        Customer prepayments                     (1,375)     10,962
                                                -------     -------
Net cash provided by operating activities        26,126      45,300

Investing activities:
  Investments and acquisitions, net of
    cash acquired                              (803,525)         --
  Capital expenditures                           (3,733)     (1,230)
  Purchases of marketable securities               (348)    (63,757)
  Sales of marketable securities                  4,812      24,920
  Maturities of marketable securities             1,103      41,079
  Other                                            (781)       (678)
                                               --------     -------
Net cash provided by (used in)
  investing activities                         (802,472)        334


Financing activities:
  Issuance of senior subordinated notes         400,000          --
  Borrowings under bank credit facilities       195,300          --
  Debt issuance costs                           (14,157)         --
  Repayment of note payable, capital lease
    obligations and long-term debt               (1,668)     (2,884)
  Issuance of common stock                      131,236         188
  Repurchase of common stock                         --      (6,743)
  Contributions from (distributions to)
    Liberty-Netlink Wholesale Division            7,971      (8,335)
  Distributions to minority interests                --        (408)
  Other                                             128          11
                                                -------     -------
Net cash provided by (used in) financing
  activities                                    718,810     (18,171)
                                                -------     -------

Net increase (decrease) in cash and cash
  equivalents                                   (57,536)     27,463

Cash and cash equivalents at beginning of
  period                                        155,644      32,556
                                               --------     -------
Cash and cash equivalents at end of period     $ 98,108     $60,019
                                               ========     =======

Supplemental disclosures of cash
  flow information:
    Interest paid                              $  2,301     $   450
    Income taxes paid                          $  4,246     $ 2,810


                    Restated for pooling of interests.
                          See accompanying notes.

                             TV GUIDE, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             MARCH 31, 1999



1.   Organization and Basis of Presentation

     TV Guide, Inc. ("TVG" or the "Company") is a media and communications company that provides print and electronic program listings guides and program promotion services to households via magazine subscriptions, newsstands, cable television systems, direct-to-home satellite providers and the Internet; distributes programming to cable television systems and direct-to-home satellite providers;
markets satellite-delivered programming to C-band satellite dish owners; provides software development and systems integration services; and provides satellite transmission services for private networks. The majority of the Company's operating income is earned through the sale and distribution of program listings guides and program promotion services, the sale of home satellite dish services and satellite distribution of video services.

     Liberty Media Corporation, an indirect wholly owned subsidiary of AT&T Corp. ("Liberty"), and The News Corporation Limited ("News Corp.") each directly or indirectly own approximately 44% of the issued and outstanding common stock of TVG representing approximately 98% (approximately 49% each) of the total voting power of TVG common stock.

     The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its results of operations and cash flows for such periods. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The financial statements for periods prior to March 1, 1999 have been restated to reflect a transaction with Liberty that has been accounted for as a combination of entities under common control, similar to a pooling of interests. See Note 2.

     On March 1, 1999, the Company completed a transaction with a subsidiary of News Corp. that has been accounted for as a purchase. The allocation of the purchase price in that transaction is based on preliminary information. The Company is in the process of obtaining an independent evaluation of the assets acquired and the results of the final evaluation could differ significantly from the amounts used in the March 31, 1999 consolidated financial statements. See Note 2.

     Certain financial statement items for prior periods have been reclassified to conform to the 1999 presentation. The condensed consolidated financial statements should be read in conjunction with the historical and supplemental consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Investments and Acquisitions

     Liberty and TV Guide Transactions

     On March 1, 1999, TVG acquired from Liberty the stock of three of its subsidiaries that indirectly owned approximately 40% of Superstar/Netlink Group LLC ("SNG") (bringing TVG's ownership interest in SNG to approximately 80%) and Liberty's Netlink Wholesale Division, which includes a business that provides the Denver 6 services and a separate business that sells programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings in exchange for 12,750,000 shares of TVG Class B Common Stock (the "Liberty Transaction"). This transaction was accounted for as a combination of entities under common control, similar to a pooling of interests, from January 25, 1996, the date TVG and the Liberty businesses were first under common control. Accordingly, the financial statements have been restated to report the combined financial position, results of operations and cash flows of the Company and the businesses acquired from Liberty for periods subsequent to January 25, 1996.

     Also on March 1, 1999, immediately after closing the Liberty Transaction, the Company acquired from a subsidiary of News Corp. the stock of certain corporations (the "TV Guide Transaction") which publish TV Guide Magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). A subsidiary of News Corp. received 22,503,412 shares of TVG Class A Common Stock, 37,496,588 shares of TVG Class B Common Stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired 6,534,108 additional shares of TVG Class A Common Stock for approximately $131 million in cash to equalize the TVG Class A Common Stock ownership of Liberty and its affiliates and News Corp. and its affiliates. The $800 million cash consideration portion of the transaction was funded from existing cash balances, the issuance of $400 million in 8 1/8% senior subordinated notes due 2009, bank borrowings of approximately $185 million drawn under a new bank credit facility and proceeds from the issuance of equity to a subsidiary of News Corp. The TV Guide Transaction was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of the TV Guide businesses from March 1, 1999.

     The purchase price for the TV Guide Transaction was $1.9 billion, consisting of the shares of TVG Class A and Class B Common Stock issued to a subsidiary of News Corp. at $18.63 per share, the average market price of the Company's common stock for a few days before and after the agreement on the TV Guide Transaction was reached and announced, $800 million in cash and certain transaction costs. The purchase price was allocated to identifiable tangible and intangible assets and liabilities as follows with the excess of the purchase price over such identifiable assets and liabilities assigned to goodwill (in thousands).

     Assets:
       Current assets                             $  193,012
       Property, plant and equipment                  16,000
       Intangible assets                           3,035,589
       Other assets                                    3,676
                                                  ----------
                                                   3,248,277
     Liabilities:
       Current liabilities                           358,334
       Deferred tax liability                        967,000
       Other long-term liabilities                       412
                                                  ----------

     Net purchase price                           $1,922,531
                                                  ==========


     Intangible assets are comprised of the following amounts and lives (in thousands):

     Acquired subscriber accounts     $  222,000      1-15 years
     Trademarks                       $  650,000        40 years
     Publishing rights                $1,745,000        40 years
     Goodwill                         $  418,589        40 years


     The allocation of the purchase price is based on preliminary information. The Company is in the process of obtaining an independent evaluation of the assets acquired and the results of the final evaluation could differ significantly from the amounts used in the March 31, 1999 consolidated financial statements. Accordingly, the allocation of the purchase price and the lives of the intangible assets, which are based on preliminary information, may differ from the final purchase price allocation and the final lives assigned to the assets.

     Upon closing of the above transactions, the Company's name was changed from United Video Satellite Group, Inc. to TV Guide, Inc.

     Turner Vision Acquisition

     Effective February 1, 1998, Turner Vision, Inc. ("Turner Vision") contributed its retail C-band home satellite dish business' assets, obligations and operations to SNG in return for an approximate 20% interest in SNG. The Company continues to manage SNG and SNG's operating results continue to be consolidated with those of the Company.

     The contribution was accounted for as a purchase of Turner Vision's business by SNG. Assets contributed by Turner Vision to SNG totaled $4.2 million and consisted primarily of $2.5 million of cash and $1.7 million of accounts receivable. These assets were subject to liabilities of $27.9 million, consisting primarily of $21.6 million of customer prepayments and $6.3 million of accounts payable and accrued liabilities. The purchase price of Turner Vision's business exceeded the fair value of the underlying net assets acquired by approximately $61.6 million, which amount was assigned to goodwill and is being amortized over ten years. As a result of the transaction, the Company recognized a gain of $39.2 million in the first quarter of 1998.


     ODS Technologies Acquisition

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

     The following pro forma financial information reflects the Company's results of operations for the three months ended March 31, 1999 and 1998 as though the businesses acquired in the TV Guide Transaction, the retail operations of Turner Vision and ODS had been acquired as of January 1, 1998, excluding the gain recognized by the Company as a result of the Turner Vision transaction (in thousands, unaudited):

                                             1999           1998
                                             ----           ----
     Pro forma:
       Revenues                            $320,699       $308,464
       Net income                            14,790         11,755
       Net income per share:
         Basic                             $   0.10       $   0.08
         Diluted                               0.10           0.08

3.   Senior Subordinated Notes and Revolving Credit Facility

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the TV Guide Transaction cash consideration. Borrowings outstanding under the 364-day revolving credit facility convert to a five-year term loan at maturity. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of March 31, 1999, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $105 million and $300 million, respectively.

     The indenture for the notes and the Company's bank credit facilities impose certain operating and financial restrictions on the Company. These restrictions include the designation of certain of the Company's subsidiaries as "restricted" for certain financing and operating matters which may significantly limit the ability of the Company to execute transactions, including the transfer of cash, between subsidiaries in the restricted group and subsidiaries in the unrestricted group. The subsidiaries in the unrestricted group are not subject to certain covenants in the indenture for the notes and may incur indebtedness, grant liens on their assets and sell all or a portion of their assets, among other things, without satisfying the restrictions in the indenture.

4.   Contingencies

     On October 8, 1993, the Company received correspondence from StarSight Telecast, Inc. ("StarSight"), now a wholly owned subsidiary of Gemstar Development Corporation ("Gemstar"), bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program schedule services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 6, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original Complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint seeking damages and injunctive relief. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the other two patents identified in the original complaint and the five patents licensed to StarSight are not infringed by the Company. On March 20, 1995, StarSight filed an Answer to the Amended and Supplemental Complaint, reasserting its charge of infringement of the 121 Patent. In December 1995, StarSight moved to file an amended answer to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. Trial of validity and inequitable conduct unenforceability of the 121 Patent, and alleged infringement by the Prevue Express product of the 121 Patent, commenced May 8, 1996. Proceedings on all issues other than liability with respect to the 121 Patent had been stayed. Over the course of the subsequent two and one-half years, the Court heard approximately 20 days of testimony, which concluded on July 7, 1998. The trial was continued at various times at the parties' request to allow the parties to assess the litigation and consider settlement possibilities. Although the parties announced a settlement as part of a business deal on January 20, 1998, it was never finalized, and no settlement was reached. The parties submitted post-trial papers in September and October 1998, and presented closing arguments to the Court on November 12, 1998. The case has been submitted to the Court and the parties are awaiting a decision on the issues of infringement and validity of the 121 Patent. Shortly before the closing arguments, on November 9, 1998, StarSight moved to dismiss the case asserting that the Company had abandoned the Prevue Express product at issue in the case and that the Court therefore lacked subject matter jurisdiction over the matter. The Company opposed the motion on November 12, 1998. The Court has not yet issued a decision on that motion. On February 19, 1999 the District Court entered Partial Findings of Fact and Conclusions of Law determining that the 121 Patent is not unenforceable by reason of inequitable conduct. The Court referred the case to a Magistrate Judge for settlement conference purposes prior to the Court entering additional findings of fact and conclusions of law with respect to the remaining issues tried. There can be no assurance that this litigation can be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     On July 24, 1998, Gemstar and StarSight filed an action in the U.S. District Court for the Northern District of California asserting infringement by the Company's TV Guide Networks, Inc. subsidiary (formerly Prevue Networks, Inc.) of the 121 Patent and U.S. Patent No. 4,751,578 (the "578 patent") seeking damages and injunctive relief. The original Complaint did not specify a product accused of infringement. On September 30, 1998, Gemstar and StarSight filed an Amended Complaint adding SuperGuide Corporation ("SuperGuide") as a plaintiff, Tele-Communications, Inc. ("TCI") as a defendant, and specifying TV Guide Interactive as the allegedly infringing product. TCI Communications, Inc. was subsequently substituted for TCI. TV Guide Networks answered the Amended Complaint on October 15, 1998, asserting the defenses of non-infringement, invalidity and estoppel with respect to both the 121 and 578 Patents, and inequitable conduct unenforceability with respect to the 121 Patent. In addition, TV Guide Networks asserted that StarSight had violated the antitrust laws. On August 7, 1998, TV Guide Networks moved to transfer this action to the U.S. District Court for the Northern District of Oklahoma. On February 2, 1999, the California Court granted TV Guide Networks' motion to transfer. On December 23, 1998, Gemstar, StarSight and SuperGuide filed a motion before the Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer for pretrial proceedings, this action and four other patent infringement lawsuits Gemstar and its affiliated companies have pending with manufacturers of cable television set-top boxes. In their motion, Gemstar and its affiliates suggested either the Central or Northern District of California as the appropriate venue for pretrial proceedings. TV Guide Networks opposed the motion for consolidation. A hearing on the motion to consolidate and transfer took place on March 26, 1999. On January 22, 1999, Gemstar, StarSight and SuperGuide filed a motion requesting a stay of the action against TV Guide Networks and TCI Communications, Inc. pending a decision by the JPML on their motion to consolidate and transfer. On February 2, 1999, the Court deemed the motion to stay to be moot in light of its decision to transfer the action on TV Guide Networks' motion to the Northern District of Oklahoma. On March 22, 1999, the transferred case in the Northern District of Oklahoma was referred to a Magistrate Judge for settlement conference purposes. On April 26, 1999, the JPML denied the motion to transfer the action pending in the Northern District of Oklahoma to another district court for pretrial proceedings. The JPML also ordered that the cases against the manufacturers of cable set-top boxes be transferred to the Northern District of Georgia for pretrial proceedings. There can be no assurance that this litigation can be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, the State has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. The Company has provided a reserve of $275,000 for certain matters associated with the State's claim. No provision has been made in the Company's financial statements for the remainder of the State's claim and the Company has not collected from its customers or remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending. If the Company's motion is not granted, it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $4.2 million.

     On June 2, 1997, a lawsuit was filed in the United States District Court for the District of Connecticut against the Company by one of its mass marketers who claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. Discussions to resolve these matters are ongoing. On June 11, 1997, the Court denied the marketer's motion for a temporary restraining order, and on October 10, 1997, denied the marketer's motion for a preliminary injunction. The marketer appealed the latter ruling to the United States Court of Appeals for the Second Circuit, but later filed a Motion for Voluntary Dismissal which was granted. The Company terminated its relationship with that marketer. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

5.   Earnings Per Share


     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):

                               1999                    1998
                       --------------------    --------------------
                                  Per Share               Per Share
                                    Amount                  Amount
                                  ---------               ---------

Net income             $12,761                 $38,961
                       =======                 =======

Weighted average
  number of shares
  of common stock
  outstanding          107,605      $0.12       86,236      $0.45
                                    =====                   =====

Effect of dilutive
  securities -
  stock options          1,445                   1,070
                       -------                 -------

Weighted average
  number of shares
  of common stock
  and dilutive
  potential common
  shares               109,050      $0.12       87,306      $0.45
                       =======      =====       ======      =====

6.   Segment Information

     Segment information has been prepared in accordance with Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company categorizes its businesses into three groups for internal reporting purposes: TV Guide Magazine Group, TV Guide Entertainment Group and United Video Group. The Company has four reportable segments as defined by Statement 131: print program listings guide services (TV Guide Magazine Group); electronic program promotion and guide services (TV Guide Entertainment Group); and home satellite dish services (SNG) and satellite distribution of video entertainment services (UVTV), both of which are included in the United Video Group. TV Guide Magazine Group distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators. TV Guide Entertainment Group markets electronic programming guide and promotion channels and services to cable television systems and other multi-channel video programming distributors. United Video Group includes SNG, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market as well as other telemarketing services, and UVTV, which markets and distributes to programming distributors certain video and audio services. United Video Group also operates businesses that provide software development and systems integration services and satellite transmission services for private networks and holds certain other investments.

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

     Segment information as of March 31, 1999 and for each of the three-month periods ended March 31, 1999 and 1998 is as follows:



                         TV         TV Guide United     United     United
                         Guide      Enter-   Video      Video      Video
                         Magazine   tainment Group-     Group-     Group-
                         Group      Group    SNG        UVTV       Other        Eliminations Consolidated


1999

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $  9,675 $101,144   $ 15,215   $    4,964   $        --  $  130,998
  Magazine subscription
   and newsstand sales       33,572       --       --         --           --            --      33,572
  Advertising sales          14,258   11,533       --         --           --            --      25,791
  Systems integration
   services                   --          --       --         --        9,875            --       9,875
  Other                       1,527       --       --         --           79            --       1,606
Intersegment revenues         --          --       --      6,561           --        (6,561)         --
                         ---------- -------- --------   --------   ----------   -----------  ----------
  Total revenues             49,357   21,208  101,144     21,776       14,918        (6,561)    201,842

Operating expenses,
 excluding
 depreciation
 and amortization            34,631   18,330   81,452     10,018       16,891        (6,561)    154,761
                         ---------- -------- --------   --------   ----------   -----------  ----------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $   14,726 $  2,878 $  19,692  $  11,758  $   (1,973)  $        --      47,081
                         ========== ======== =========  =========  ==========   ===========

Depreciation and
 amortization                                                                                   (15,078)
Interest expense                                                                                 (6,035)
Other income, net                                                                                   307
                                                                                             ----------
Income before income
  taxes and minority
  interest                                                                                   $   26,275
                                                                                             ==========

Segment assets           $3,253,459 $ 64,576 $ 152,902  $ 104,841  $  171,632   $  (123,438) $3,623,972
                         ========== ======== =========  =========  ==========   ===========  ==========

1998

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $ 8,340  $ 96,286   $ 14,970   $    7,681   $        --  $  127,277
  Advertising sales              --   9,127        --         --           --            --       9,127
  Systems integration
   services                      --      --        --         --        9,564            --       9,564
  Other                          --      --        --         --          196            --         196
Intersegment revenues            --      --        --      6,044           --        (6,044)         --
                         ---------- -------  --------   --------   ----------   -----------  ----------
  Total revenues                 --  17,467    96,286     21,014       17,441        (6,044)    146,164

Operating expenses,
 excluding
 depreciation
 and amortization                --  13,242    85,895     10,112       14,213        (6,044)    117,418
                         ---------- -------  --------   --------   ----------   -----------  ----------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $       -- $  4,225 $  10,391  $  10,902  $    3,228   $        --      28,746
                         ========== ======== =========  =========  ==========   ===========

Depreciation and
 amortization                                                                                    (7,078)
Gain on issuance of
 equity by subsidiary                                                                            39,225
Interest expense                                                                                   (491)
Other income, net                                                                                 1,551
                                                                                             ----------
Income before income
  taxes and minority
  interest                                                                                   $   61,953
                                                                                             ==========




     Revenue from other non-reportable operating segments primarily includes revenue derived from system integration and software development services and from satellite transmission services. Eliminations include inter-segment revenues and expenses and inter-segment payables and receivables.

7.   Comprehensive Income

     Comprehensive income comprises net income plus unrealized holding gains and losses on available-for-sale securities, net of related tax effects. Comprehensive income for the three months ended March 31, 1999 and 1998 is $12.8 million and $39.4 million, respectively.


8.   Supplemental Guarantor Information

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


          SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                       As of March 31, 1999
                           (In thousands)



                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


ASSETS
Current assets:
  Cash and cash
    equivalents           $       --  $   12,789    $ 85,319      $        --   $   98,108
  Marketable securities,
    at fair value                 --         203          77               --          280
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                      --     196,140      34,275               --      230,415
  Accounts and notes
    receivable from
    affiliates                 5,731     114,203       3,380         (123,314)          --
  Other current assets            --      48,314       8,216               --       56,530
                          ----------  ----------    --------      -----------   ----------
     Total current
      assets                   5,731     371,649     131,267         (123,314)     385,333

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization                    --      48,127      12,428               --       60,555
Intangible assets, net
  of accumulated
  amortization                    --   3,037,021     113,128               --    3,150,149
Investment in
  subsidiaries, at
  equity                   2,147,013          --          24       (2,147,037)          --
Other assets, net of
  accumulated
  amortization                14,008      12,853       1,095              (21)      27,935
                          ----------  ----------    --------      -----------   ----------
Total assets              $2,166,752  $3,469,650    $257,942      $(2,270,372)  $3,623,972
                          ==========  ==========    ========      ===========   ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable        $       --  $   59,913    $  1,695      $        --   $   61,608
  Accounts and notes
    payable to
    affiliates                93,186       9,111      21,017         (123,314)          --
  Accrued liabilities          5,588      71,337      48,683               --      125,608
  Note payable and
    current portion
    of capital lease
    obligations and
    long-term debt                --       3,811         983              (21)       4,773
  Customer prepayments            --     256,402     102,379               --      358,781
                          ----------  ----------    --------      -----------   ----------
      Total current
        liabilities           98,774     400,574     174,757         (123,335)     550,770

Deferred tax
  liability and other
  long-term
  liabilities                     --     971,745      13,200               --      985,145
Capital lease
  obligations and
  long-term debt             595,300     597,329          --         (585,300)     607,329
Minority interest                 --          --       4,311            3,739        8,050
Stockholders' equity:
  Common stock                 1,520      34,299         214          (34,513)       1,520
  Other stockholders'
    equity                 1,471,158   1,465,703      65,260       (1,530,963)   1,471,158
                          ----------  ----------    --------      -----------   ----------
      Total stock-
        holders' equity    1,472,678   1,500,002      65,474       (1,565,476)   1,472,678
                          ----------  ----------    --------      -----------   ----------
Total liabilities and
  stockholders' equity    $2,166,752  $3,469,650    $257,942      $(2,270,372)  $3,623,972
                          ==========  ==========    ========      ===========   ==========





        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1999
                            (In thousands)


                         The         Guarantor    Non-Guarantor
                         Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services  $    --     $ 31,115     $106,444      $ (6,561)    $130,998
  Magazine subscription
   and newsstand sales        --       33,572           --            --       33,572
  Advertising sales           --       23,537        2,254            --       25,791
  Systems integration
   services                   --           --        9,875            --        9,875
  Other                       --        1,527           79            --        1,606
                         -------     --------     --------      --------     --------
                              --       89,751      118,652      $ (6,561)     201,842

Operating expenses:
  Programming, printing,
   distribution and
   delivery                   --       35,810       73,855        (6,561)     103,104
  Selling, general and
    administrative            --       25,291       26,366            --       51,657
  Depreciation and
    amortization              --       10,342        4,736            --       15,078
                         -------     --------     --------      --------     --------
                              --       71,443      104,957        (6,561)     169,839
                         -------     --------     --------      --------     --------

Operating income              --       18,308       13,695            --       32,003

Interest expense          (5,731)      (6,014)         (21)        5,731       (6,035)
Other income, net         18,492          180          127       (18,492)         307
                         -------     --------     --------      --------     --------
Income before income
  taxes and minority
  interest                12,761       12,474       13,801       (12,761)      26,275
Provision for income
  taxes                       --       (3,975)      (5,803)           --       (9,778)
Minority interest in
  (earnings) losses           --           --       (3,936)          200       (3,736)
                         -------     --------     --------      --------     --------
Net income               $12,761     $  8,499     $  4,062      $(12,561)    $ 12,761
                         =======     ========     ========      ========     ========




        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1998
                            (In thousands)


                         The         Guarantor    Non-Guarantor
                         Company     Subsidiaries Subsidiaries  Eliminations  Consolidated


Revenues:
  Satellite-delivered
   programming services  $    --     $ 27,132     $106,189      $ (6,044)     $127,277
  Advertising sales           --        9,127           --            --         9,127
  Systems integration
   services                   --           --        9,564            --         9,564
  Other                       --           --          196            --           196
                         -------     --------     --------      --------      --------
                              --       36,259      115,949        (6,044)      146,164

Operating expenses:
  Programming,
   distribution and
   delivery                   --        8,558       76,597        (6,044)       79,111
  Selling, general and
    administrative            --       13,990       24,317            --        38,307
  Depreciation and
    amortization              --        2,521        4,557            --         7,078
                         -------     --------     --------      --------      --------
                              --       25,069      105,471        (6,044)      124,496
                         -------     --------     --------      --------      --------

Operating income              --       11,190       10,478            --        21,668

Gain on issuance of
  equity by
  subsidiary                  --           --       39,225            --        39,225
Interest expense              --         (344)        (147)           --          (491)
Other income, net         38,961          835          716       (38,961)        1,551
                         -------     --------     --------      --------      --------
Income before income
  taxes and minority
  interest                38,961       11,681       50,272       (38,961)       61,953
Provision for income
  taxes                       --       (4,056)     (18,969)           --       (23,025)
Minority interest in
  losses                      --           --           --            33            33
                         -------     --------     --------      --------      --------
Net income               $38,961     $  7,625     $ 31,303      $(38,928)     $ 38,961
                         =======     ========     ========      ========      ========





        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999
                            (In thousands)


                         The        Guarantor    Non-Guarantor
                         Company    Subsidiaries Subsidiaries  Eliminations Consolidated


Net cash provided
  by (used in)
  operating activities   $      --  $ (6,471)    $ 32,597      $     --     $  26,126

Investing activities:
  Investments and
    acquisitions, net
    of cash acquired      (800,000)     (300)      (3,225)           --      (803,525)
  Capital expenditures          --    (2,457)      (1,279)            3        (3,733)
  Purchases of market-
    able securities             --        --         (348)           --          (348)
  Sales and maturities
    of marketable
    securities                  --        --        5,915            --         5,915
  Other                         --      (239)        (523)          (19)         (781)
                         ---------  --------     --------      --------     ---------
Net cash provided by
  (used in) investing
  activities              (800,000)   (2,996)         540           (16)     (802,472)

Financing activities:
  Issuance of senior
    subordinated notes     400,000        --           --            --       400,000
  Borrowings under
    bank credit
    facilities             195,300        --           --            --       195,300
  Debt issuance
    costs                  (14,157)       --           --            --       (14,157)
  Repayment of note
    payable, capital
    lease obligations
    and long-term
    debt                        --      (913)        (771)           16        (1,668)
  Common stock
    transactions, net      131,236        --           --            --       131,236
  Contributions from
    Liberty-Netlink
    Wholesale
    Division                    --     6,476        1,495            --         7,971
  Intercompany
    transfers               87,621   (87,455)        (166)           --            --
  Other                         --        --          128            --           128
                         ---------  --------     --------      --------     ---------
Net cash provided by
  (used in) financing
  activities               800,000   (81,892)         686            16       718,810
                         ---------  --------     --------      --------     ---------
Net increase (decrease)
  in cash and cash
  equivalents                   --   (91,359)      33,823            --       (57,536)
Cash and cash
  equivalents at
  beginning of
  period                        --   104,148       51,496            --       155,644
                         ---------  --------     --------      --------     ---------
Cash and cash
  equivalents at
  end of period          $      --  $ 12,789     $ 85,319            --     $  98,108
                         =========  ========     ========      ========     =========





        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998
                            (In thousands)


                       The        Guarantor    Non-Guarantor
                       Company    Subsidiaries Subsidiaries  Eliminations Consolidated


Net cash provided by
  operating activities $      --  $ 26,664     $ 18,676      $  (40)      $  45,300

Investing activities:
  Capital expenditures        --      (668)        (588)         26          (1,230)
  Purchases of market-
    able securities           --   (62,533)      (1,224)         --         (63,757)
  Sales and maturities
    of marketable
    securities                --    64,080        1,919          --          65,999
  Other                       --      (445)        (196)        (37)           (678)
                       ---------  --------     --------      ------       ---------
Net cash provided by
  (used in) investing
  activities                  --       434          (89)        (11)            334

Financing activities:
  Repayment of note
    payable, capital
    lease obligations
    and long-term debt        --      (852)      (2,043)         11          (2,884)
  Common stock
    transactions, net     (6,555)       --           --          --          (6,555)
  Distributions to
    Liberty-Netlink
    Wholesale
    Division                  --    (6,462)      (1,873)         --          (8,335)
  Distributions to
    minority
    interests                 --        --         (408)         --            (408)
  Intercompany
    transfers              6,555    (5,368)      (1,227)         40              --
  Other                       --        --           11          --              11
                       ---------  --------     --------      ------       ---------
Net cash provided by
  (used in) financing
  activities                  --   (12,682)      (5,540)         51         (18,171)
                       ---------  --------     --------      ------       ---------
Net increase in cash
  and cash
  equivalents                 --    14,416       13,047          --          27,463
Cash and cash
  equivalents
  at beginning
  of period                   --    26,124        6,432          --          32,556
                       ---------  --------     --------      ------       ---------
Cash and cash
  equivalents at
  end of period        $      --  $ 40,540     $ 19,479      $   --       $  60,019
                       =========  ========     ========      ======       =========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company categorizes its businesses into three groups: TV Guide Magazine Group, which distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators; TV Guide Entertainment Group, which markets electronic programming guide and promotion channels and services to cable television systems and other multi-channel video programming distributors; and United Video Group, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market (SNG), markets and distributes to programming distributors certain video and audio services (UVTV), provides software development and system integration services and satellite transmission services for private networks and holds certain other investments. The following table sets forth certain unaudited financial information for the Company and the businesses operated by it during the three months ended March 31, 1999 and 1998. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                                Consolidated       Guarantor Group (5)
                                ------------       -------------------
                                    Three Months Ended March 31,
                              1999         1998     1999         1998
                              ------------------    ------------------
                              Amount      Amount    Amount      Amount
                              ------      ------    ------      ------
                                           (in thousands)

Revenues:
  TV Guide Magazine
    Group                    $ 49,357   $    --     $ 49,357  $     --

  TV Guide Entertainment
    Group (1)                  21,208     17,467      18,618    15,245

  United Video Group:
    SNG (2)                   101,144     96,286          --        --
    UVTV                       21,776     21,014      21,776    21,014
    Other                      14,918     17,442          --        --
                             --------   --------    --------  --------
                              137,838    134,742      21,776    21,014
                             --------   --------    --------  --------

  Eliminations                 (6,561)    (6,045)         --        --
                             --------   --------    --------  --------
    Total                    $201,842   $146,164    $ 89,751  $ 36,259
                             ========   ========    ========  ========
Operating income (loss):
  TV Guide Magazine
    Group                    $  7,188   $     --    $  7,188  $     --

  TV Guide Entertainment
     Group (1)                    122      1,793         578     2,014

  United Video Group:
    SNG (2)                    17,464      7,704          --        --
    UVTV                       11,124     10,264      11,124    10,264
    Other                      (3,895)     1,907        (582)   (1,088)
                             --------   --------    --------  --------
                               24,693     19,875      10,542     9,176
                             --------   --------    --------  --------

    Total                    $ 32,003   $ 21,668    $ 18,308  $ 11,190
                             ========   ========    ========  ========

Consolidated depreciation
  and amortization           $ 15,078   $  7,078    $ 10,342  $  2,521
Consolidated capital
  expenditures                  3,733      1,230       2,457       668
Net cash provided by
  (used in):
    Operating activities       26,126     45,300      (6,471)   26,664
    Investing activities     (802,472)       334    (802,996)      434
    Financing activities      718,810    (18,171)    718,108   (12,682)


Other data:
 EBITDA (3)                  $ 47,081   $ 28,746    $ 28,650  $ 13,711
 Ratio of earnings to
   fixed charges (4)             4.47      34.25

(1) The revenues and operating income for TV Guide Entertainment Group (formerly Prevue Networks) include TV Guide Channel, TV Guide Interactive, TV Guide International, Sneak Prevue, TV Guide Online and other electronic guide services offered domestically and internationally.

(2) Beginning February 1, 1998, SNG's operating results also include the retail C-band operations of Turner Vision, Inc.

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

(5) Represents the combined results of the Company and its restricted subsidiaries that guarantee the 8 1/8% senior subordinated notes. The Company has one partially owned domestic subsidiary and one partially owned foreign subsidiary that are restricted subsidiaries under the indenture but are not guarantors of the notes.

Results of Operations

Consolidated

     Revenues for the three months ended March 31, 1999 were $201.8 million, an increase of $55.7 million, or 38%, over the same period in 1998. The increase in revenues for the quarter was primarily due to $49.4 million of additional revenues attributable to TV Guide magazine, which was acquired by the Company on March 1, 1999, $9.1 million of additional revenues attributable to Turner Vision's retail C-band operations which were combined with those of Superstar's retail C-band operations effective February 1, 1998 and increased service fee and advertising revenues by the TV Guide Entertainment Group, partially offset by other revenue declines.

     Operating expenses, excluding depreciation and amortization, were $154.8 million for the three months ended March 31, 1999, an increase of $37.3 million, or 32%, when compared to the same period in 1998. Operating expenses, excluding depreciation and amortization, increased primarily due to increased operating costs of $34.6 million attributable to TV Guide magazine, $5.8 million attributable to Turner Vision, costs incurred to develop and launch the new look of TV Guide Channel and increased personnel costs primarily attributable to the growth in the TV Guide Entertainment Group, partially offset by other expense declines.

     Depreciation and amortization during the first quarter of 1999 was $15.1 million, an increase of $8.0 million, or 113%, over the same period in 1998. The increase in depreciation and amortization in 1999 was primarily a result of amortization of intangible assets and other depreciation resulting from the acquisitions of TV Guide magazine and ODS Technologies coupled with the acquisition of equipment to support the various TV Guide Entertainment Group products.

     In 1998, the Company recognized a gain of $39.2 million associated with the acquisition of Turner Vision. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

     Interest expense during the first quarter of 1999 was $6.0 million, an increase of $5.5 million over the same period in 1998. The increase in interest expense is attributable to increased debt levels resulting from the issuance of $400 million of senior subordinated notes and $185 million of bank debt to fund a portion of the TV Guide Transaction.

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 43% for the three-month period ended March 31, 1999 compared to 38% for the same period in 1998. The increase in the effective rate is due to the increase in non-deductible goodwill amortization as a result of the TV Guide and ODS Technologies acquisitions.

     Minority interest in earnings for the quarter ended March 31, 1999 of $3.7 million represents that portion of earnings attributable to the minority ownership in SNG, SSDS, Info Media and Sneak Prevue LLC.

TV Guide Magazine Group

     The following table sets forth certain financial information for TV Guide magazine for the three months ended March 31, 1999 and 1998:

                                        Three Months Ended March 31,
                                           1999              1998
                                           ----              ----
                                               (in thousands)

     Revenues                            $168,214          $154,363
     Operating expenses                   125,542           116,294
     Depreciation                           1,812             1,930
                                         --------          --------
     Operating income before
       amortization                      $ 40,860          $ 36,139
                                         ========          ========

     Operating margin percentage
       (before amortization)                24%               23%

     The results of operations of TV Guide magazine have been consolidated with the results of operations of the Company for reporting purposes subsequent to March 1, 1999, the date the Company acquired TV Guide magazine. The above table and following discussion are based on financial information of TV Guide magazine, both prior to and subsequent to its March 1, 1999 acquisition date and do not include the amortization of intangible assets resulting from the acquisition or that was reflected in its historical financial statements.

     TV Guide magazine's revenues for the first three months of 1999 were $168.2 million, an increase of $13.9 million, or 9%, over the same period in 1998. The increase in revenues during the first quarter of 1999 was primarily due to $11.0 million of additional revenues attributable to the monthly cable guide business acquired as part of the acquisition of TVSM, Inc. on June 26, 1998, and an increase in newsstand rates, partially offset by decreased subscription and newsstand sales volumes. On August 29, 1998, the magazine increased the newsstand price for the magazine to $1.49 from $1.19. Paid subscription circulation for the magazine during the quarter ended March 31, 1999 was 9.5 million per week, a decrease of 564,000 copies, or 6%, from the same quarter in the prior year. Newsstand sales for the magazine averaged 2.3 million copies per week during the quarter ended March 31, 1999 compared to 3.0 million for the same quarter in the prior year.

     Operating expenses, excluding depreciation and amortization, for the first three months of 1999 were $125.5 million, an increase of $9.2 million, or 8%, over the same period in 1998. The increase in operating expenses during the first quarter of 1999 was primarily due to $9.7 million of additional expenses attributable to the TVSM, Inc. acquisition partially offset by a reduction in printing costs.

     Depreciation in the first quarter of 1999 was $1.8 million, relatively unchanged compared to the same period in 1998.

TV Guide Entertainment Group

     The following table sets forth certain financial information for the TV Guide Entertainment Group for the three months ended March 31, 1999 and 1998:

                                        Three Months Ended March 31,
                                          1999               1998
                                          ----               ----
                                               (in thousands)

     Revenues                           $21,208            $17,467
     Operating expenses                  18,330             13,242
     Depreciation and amortization        2,756              2,432
                                        -------            -------
     Operating income                   $   122            $ 1,793
                                        =======            =======

     Operating margin percentage           1%                 10%


     TV Guide Entertainment Group's revenues for the three months ended March 31, 1999 were $21.2 million, an increase of $3.7 million, or 21%, over the same period in 1998. The increase in revenues was largely attributable to advertising revenues, which grew $2.4 million, or 27%, over the first quarter of 1998 due to higher rates, and increased service fee revenues attributable to TV Guide Channel and TV Guide Interactive, which increased $875,000, or 16%, for the quarter when compared to the same period in 1998. Sneak Prevue and TV Guide Online revenues were relatively unchanged during the first quarter of 1999 compared to the same quarter in 1998. TV Guide Channel subscriber counts increased by 2.2 million, or 5%, to 50.0 million as of March 31, 1999 compared to those as of March 31, 1998. Sneak Prevue subscribers decreased by 865,000, or 2%, to 34.3 million during the same period and TV Guide Interactive subscribers increased by 1.6 million, to 1.7 million.

     Operating expenses, excluding depreciation and amortization, increased $5.1 million, or 38%, during the first quarter of 1999 when compared to the same period in 1998. The increase in operating expenses was due primarily to additional employees added to accommodate the TV Guide Entertainment Group's growth coupled with approximately $3.5 million of costs incurred to advertise and launch the rebranded TV Guide Channel compared to approximately $2.3 million of costs incurred in the prior year to develop and launch a new look for the Prevue Channel, the predecessor to the TV Guide Channel. In addition, legal expense increased $800,000, or 144%, when compared to the same period in 1998. The increase is the result of increased litigation and patent expense.

     Depreciation and amortization during the first quarter of 1999 was $2.8 million, an increase of $324,000, or 13%, over the same period in 1998. The increase in depreciation and amortization was a result of the acquisition of additional customer control units and video production equipment necessary to support the various TV Guide
Entertainment Group products.

United Video Group

Superstar/Netlink Group, LLC

     The following table sets forth certain financial information for SNG for the three months ended March 31, 1999 and 1998:

                                         Three Months Ended March 31,
                                           1999               1998
                                           ----               ----
                                                (in thousands)

     Revenues                            $101,144           $96,286
     Operating expenses                    81,452            85,895
     Depreciation and amortization          2,228             2,687
                                         --------           -------
     Operating income                    $ 17,464           $ 7,704
                                          =======           =======

     Operating margin percentage             17%                8%



     Revenues generated by SNG for the three months ended March 31, 1999 were $101.1 million, an increase of $4.9 million, or 5%, over the same period in 1998. Revenue increased for the three month period due to $9.1 million of increased revenues attributable to Turner Vision's retail C-band operations which were acquired by SNG effective February 1, 1998 and increased C-band rates partially offset by a decline in subscribers. Retail subscribers purchasing programming from SNG as of March 31, 1999 totaled approximately 1.1 million, a decrease of 52,000 during the quarter and a decrease of 75,000 during the prior twelve months. During the quarter ended March 31, 1999, the C-band industry declined 4%, decreasing by 84,000 subscribers, and for the twelve month period ended March 31, 1999, the industry decreased by 221,000 subscribers, or 11%.

     Operating expenses, excluding depreciation and amortization, were $81.5 million in the first quarter of 1999, a decrease of $4.4 million, or 5%, compared to the same period in 1998. The decrease in operating expenses in the first quarter of 1999 as compared to the previous year's results was due primarily to an overall reduction of expenses related to general subscriber decline and programming fee reductions, including one-time programming fee savings of $1.9 million, partially offset by increased expenses attributable to Turner Vision of $5.8 million.

     Depreciation and amortization for the first three months of 1999 was $2.2 million, a decrease of $459,000, or 17%, compared to the same period in 1998.

UVTV

     The following table sets forth certain financial information for UVTV for the three months ended March 31, 1999 and 1998:

                                         Three Months Ended March 31,
                                           1999              1998 (1)
                                           ----              ----
                                                (in thousands)

     Revenues                            $21,776           $21,014
     Operating expenses                   10,018            10,112
     Depreciation and amortization           634               638
                                         -------           -------
     Operating income                    $11,124           $10,264
                                         =======           =======

     Operating margin percentage           51%                49%


(1) The operating results of UVTV have been restated from those presented in previous reports to include the results of operations of the Netlink Wholesale Division, which was acquired on March 1, 1999. The acquisition of the Netlink Wholesale Division was accounted for as a combination of entities under common control, similar to a pooling of interests.


     UVTV's revenues for the first three months of 1999 were $21.8 million, an increase of $762,000, or 4%, when compared to the same period in 1998. As of March 31, 1999, UVTV/WGN subscribers were 46.1 million, an increase of 4.1 million, or 10%, from March 1998.

     Operating expenses, excluding depreciation and amortization, were $10.0 million, relatively unchanged when compared to the same period in 1998.

     Depreciation and amortization in the first quarter of 1999 was $634,000 relatively unchanged compared to the same period in 1998.

Other

     The remaining operations of the United Video Group consist primarily of those of SSDS, TV Guide Enterprise Solutions, SpaceCom Systems and the Television Games Network.

     Revenues for this group of businesses in the first quarter of 1999 were $14.9 million, a decrease of $2.5 million, or 14%, compared to the first quarter of 1998. The decrease in revenues is primarily attributable to the termination of TV Guide Enterprise Solutions service agent agreements with program suppliers in the direct broadcast satellite market.

     Operating expenses, excluding depreciation and amortization, increased by $2.7 million, or 19%, during the first quarter of 1999 to $16.9 million from the same period in 1998. The increase in operating expenses is primarily attributable to funds expended to develop the Television Games Network, which is expected to launch in the summer of this year. The Company increased its ownership interest in ODS Technologies, a privately held interactive gaming company developing the Television Games Network, in July 1998.

     Depreciation and amortization increased by $601,000, or 45%, reflecting amortization of intangible assets acquired in the ODS
Technologies acquisition.


Liquidity and Capital Resources

     For the three months ended March 31, 1999, net cash flows from operating activities were $26.1 million. This cash flow, plus existing cash resources, proceeds from the issuance of $400.0 million in senior subordinated notes, borrowings of $195.3 million under a revolving bank credit facility, proceeds of approximately $131.2 million from the issuance of common shares and from the exercise of stock options, cash received in conjunction with the Liberty Transaction of $8.0 million and net sales and maturities of marketable securities of $5.6 million, were used to fund the Company's investments and acquisitions of $803.5 million, debt issuance costs of $14.2 million, capital expenditures of $3.7 million and net reduction in the Company's capitalized lease obligations and note payable of $1.7 million.

     At March 31, 1999, the Company's cash, cash equivalents and marketable securities aggregated $98.4 million, a decrease of $63.1 million from that as of December 31, 1998. The above total includes $85.2 million of cash and cash equivalents held by SNG, in which the Company had an approximate 80% ownership interest as of March 31, 1999. As of March 31, 1999, approximately $280,000 of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits exposure to interest rate fluctuations for periods in excess of 18 months.

     On March 1, 1999, TVG acquired from Liberty the stock of three of its subsidiaries that indirectly owned approximately 40% of SNG (bringing TVG's ownership interest in SNG to approximately 80%) and Liberty's Netlink Wholesale Division, which includes a business that provides the Denver 6 services and a separate business that sells programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings in exchange for 12,750,000 shares of TVG Class B Common Stock (the "Liberty Transaction").

     Also on March 1, 1999, immediately after closing the Liberty Transaction, the Company acquired from a subsidiary of News Corp. the stock of certain corporations (the "TV Guide Transaction") which publish TV Guide Magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). A subsidiary of News Corp. received 22,503,412 shares of TVG Class A Common Stock, 37,496,588 shares of TVG Class B Common Stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired 6,534,108 additional shares of TVG Class A Common Stock for approximately $131 million in cash to equalize the TVG Class A Common Stock ownership of Liberty and its affiliates and News Corp. and its affiliates.

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the TV Guide Transaction cash consideration. Borrowings outstanding under the 364-day revolving credit facility convert to a five-year term loan at maturity. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of March 31, 1999, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $105 million and $300 million, respectively.

     The Company believes that, based on the Company's current level of operations, cash and cash equivalents, marketable securities and cash generated from operations, together with expected availability under the bank credit facilities, subject to the covenants therein, will be sufficient to enable the Company to service indebtedness, make capital expenditures and meet operating costs and expenses for the foreseeable future. If and when appropriate, the Company or its affiliates may elect to incur additional indebtedness or to raise equity in the public or private markets; however, there can be no assurances that the Company will be able to do so.

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

     As of March 31, 1999, the Company had approximately $612 million of long-term debt (including current portions) and unused borrowing capacity under bank credit facilities of approximately $405 million (subject to customary borrowing conditions). In addition, subject to restrictions contained in the bank credit facilities and the indenture governing the notes, the Company may borrow more money for working capital, capital expenditures, acquisitions and other purposes. The Company's significant indebtedness could have important consequences. For example, the Company's ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes may be limited; a large portion of the cash flow of the Company's subsidiaries must be dedicated to the payment of interest on debt and will not be available for financing operations and other business activities; the level of debt and the covenants governing such debt could limit the Company's flexibility in planning for, or reacting to, changes in the Company's business because certain financing options may be limited or prohibited; the Company's degree of leverage may be more than that of competitors, which may place the Company at a competitive disadvantage; and the Company's level of debt may make the Company more vulnerable in the event of a downturn in the Company's business or the economy in general.

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

     SSDS has a revolving credit facility with a bank which provides for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $5.0 million which expires April 30, 2000. Borrowings under this credit facility bear interest at the bank's stated prime rate plus a margin. Outstanding borrowings under the credit facility as of March 31, 1999 were $1.0 million.

     The Company collects in advance a majority of its TV Guide magazine subscription fees, SNG subscription fees and certain of its UVTV superstation and TV Guide Networks' revenues. As of March 31, 1999, the unearned portion of all prepayments totaled $358.8 million, of which approximately $252.3 million, or 70%, was attributable to TV Guide magazine and approximately $100.2 million, or 28%, was attributable to SNG. Aggregate unearned prepayments increased by $248.9 million during the quarter ended March 31, 1999, substantially all of which was attributable to the TV Guide Transaction. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and TV Guide Networks in 1992, the Company was obligated for net minimum lease payments aggregating $15.8 million as of March 31, 1999, a reduction of $1.0 million, or 6%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.8 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $3.2 million in operating expenses, net of sublease revenue, during the three months ended March 31, 1999.

     Capital expenditures during the three months ended March 31, 1999 of $3.7 million were principally attributable to the expansion of the Company's teleport facilities, purchase of control units provided to TV Guide Network's cable television customers, data processing equipment and systems and furniture, fixtures and facilities used by the Company. The Company is currently reassessing its business iniatives and associated capital expenditure requirements for the remainder of 1999.

     SNG has historically made monthly distributions to its members of all cash in excess of reasonable cash reserves established for anticipated working capital requirements and capital expenditures. However, in anticipation of a possible transaction with a direct broadcast satellite provider, SNG has been retaining cash in excess of its anticipated operating and capital needs in order to build working capital to desired levels. During the quarter ended March 31, 1999, no cash distributions were made to minority interests in SNG.

     The Board of Directors has authorized the Company to repurchase from time to time up to an aggregate of 7.0 million shares of the Company's Class A Common Stock using existing cash resources. No repurchases have been made under this plan during 1999. To date, approximately 1.4 million shares have been repurchased by the Company.

     The Company has evaluated and continues to evaluate possible strategies, acquisitions and dispositions of related businesses and assets, some of which may be significant, on an ongoing basis and at any given time it may be engaged in discussions or negotiations or enter into agreements with respect to potential transactions and continues to explore opportunities to expand the market shares of its existing businesses, develop new products and acquire interests in new businesses.

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

     The objective of the Company's year 2000 efforts is to determine and assess the risks of the year 2000 issue and to plan and institute mitigating actions to reduce those risks to acceptable levels. The Company's standard for compliance requires that a computer system or business process be designed to be used prior to, on and after January 1, 2000 without error in dates and date related data, including without limitation, calculating, comparing, indexing and sequencing prior to, on and after January 1, 2000.

     The year 2000 project involves a four-phase approach to determining year 2000 readiness of the Company's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 was completed in January 1999. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 2 is scheduled for completion in May 1999. Phase 3, Testing, involves testing the Company's systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 3 is scheduled for completion by July 1999. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service. Phase 4 is scheduled for completion by August 1999. The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, there can be no assurance that the projects will be completed on such dates.

     The Company's year 2000 project team is focusing on the following major areas:

     Core Computer Systems. Information technology systems account for much of the year 2000 work and include all computer systems and technology managed by the Company. The Company's core computer systems relate to editorial, fulfillment, subscriber management, billing and production functions. All core systems have been assessed, plans are in place and work is being undertaken to test and implement changes where required.

     Equipment and Facilities. An inventory of all critical office equipment and infrastructure has been completed and the Company has completed minor modifications to these systems.

     As part of the year 2000 project, the Company has contacted its significant suppliers and customers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their year 2000 compliance issues. To date, no significant customers or vendors have informed the Company that a material year 2000 issue exists which could have a material effect on the Company. There can be no assurance that the systems of other companies on which the Company's business relies will be timely converted or that failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company and its operations.

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

     The Company is in the process of developing contingency plans on all critical processes to minimize the impact of any year 2000 related interruption. These plans have been completed at a high level and the detailed plans are expected to be in place prior to July 31, 1999.

     The Company's capital spending plan provides for technology investments in the periods prior to December 31, 1999, for systems which would be operational after December 31, 1999. As a result of its assessment and capital planning, no acceleration of material planned system replacements were made due to year 2000 issues.

Cautionary Statement

     This report contains certain "forward-looking statements" within the meaning of federal securities laws about the Company's financial condition, results of operations and business. Such forward-looking statements may include, among other things, statements concerning: future acquisitions, changes in net revenues from the Company's businesses, the impact of governmental regulations, competitive conditions in industries in which the Company does business, liquidity and future capital expenditures, year 2000 matters, the outcome of certain litigation, alternative sources of supplies and services needed by the Company and developments in the Company's interactive guide businesses. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the Company in those statements. The important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

  --   continued declines in circulation and operating profits for TV
         Guide Magazine,
  --   changes in the regulation of the cable television and/or
         satellite industries adverse to the Company's services,
  --   loss of the cable and/or satellite compulsory licenses provided by federal law,
  --   the willingness of cable and satellite television systems to acquire and install new equipment that will allow the Company to effectively market its interactive technology,
  --   increased price and service competition within the industry,
  --   the Company's ability to keep pace with technological
         developments to protect the Company's intellectual property rights, and defend against claims by others asserting infringement of their intellectual property rights,
  --   a reduction in demand for advertising and competition from other media companies for audience and advertising revenues,
  --   changes in paper prices or postal rates,
  --   operating and financial risks related to integrating the TV
         Guide businesses and other acquired businesses and
  --   adequacy of capital resources to allow the Company to execute its business plans.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes is primarily related to variable rate debt issued under its $300 million six-year revolving credit facility and $300 million 364-day revolving credit facility, both of which were entered into in conjunction with the TV Guide Transaction. Borrowings under the 364-day revolving credit facility convert to a five-year term loan at maturity. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and cash flow are affected by interest rate fluctuations. At March 31, 1999, the Company had $195 million outstanding under the six-year revolving credit facility and no borrowings outstanding under the 364-day revolving credit facility. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $2.0 million in interest expense and a corresponding decrease or increase of $2.0 million in the Company's cash flow before income taxes.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is involved in various lawsuits, including lawsuits charging infringement of patents owned by or licensed to Gemstar Development Corporation ("Gemstar") and its affiliates relating to interactive television guides. These lawsuits relate to the Company's digital and analog interactive guide products. With respect to the proceedings related to the Company's analog interactive guide product, Prevue Express, on February 19, 1999, the District Court entered Partial Findings of Fact and Conclusions of Law determining that the StarSight Telecast, Inc., United States patent 4,706,121 (the "121 Patent") is not unenforceable by reason of inequitable conduct. The Court referred the case to a Magistrate Judge to schedule a settlement conference prior to the Court entering additional findings of fact and conclusions of law with respect to the validity of certain claims of the patent and whether or not the Company's Prevue Express guide infringes certain claims of the 121 Patent. If the Company is not successful in its lawsuits, the Company may be required to obtain a license to develop and market one or more of its services, to cease developing or marketing such services or to redesign such services. There can be no assurances that the Company will be able to obtain such licenses or that it will be able to obtain them at commercially reasonable rates, or if unable to obtain licenses that it will be able to redesign its services to avoid infringement. The Company's material litigation, including the lawsuit with Gemstar, is described in note 4 to the financial statements included herein, which is incorporated by reference in this Item 1.

ITEM 2.   CHANGES IN SECURITIES

     On March 1, 1999, the Company completed the following transactions:

     a. The Company acquired from TVG Holdings, Inc. ("News Holdings"), a subsidiary of The News Corporation Limited ("News Corp."), for $800 million in cash, 22,503,412 shares of Class A Common Stock and 37,496,588 shares of Class B Common Stock, two corporations that publish TV Guide magazine and other printed television program listings guides and operate, through the Internet, an entertainment service now known as TV Guide Online (the "TV Guide Transaction").

     b. The Company acquired from Liberty Media Corporation ("Liberty"), for 12,750,000 shares of Class B Common Stock, three corporations which own approximately 40% of Superstar/Netlink Group LLC and the Netlink Wholesale Division, which includes a business that provides satellite-transmitted programming services known as the "Denver 6" and a separate business that sells programming packages to satellite master antenna television systems (the "Liberty Transaction");

     c. The Company changed its name from United Video Satellite Group, Inc. to TV Guide, Inc.; and

     d. The Company sold to TVG Holdings, Inc. 6,534,108 shares of Class A Common Stock for approximately $131 million in cash, which was paid by offset against the cash portion of the consideration in the TV Guide Transaction.

     Liberty is an indirect wholly owned subsidiary of AT&T Corp. Liberty, directly and through its subsidiary, TCI UVSG, Inc. ("TCI Holdings"), and News Corp., through News Holdings, each indirectly own shares representing approximately 44% of the Company's Common Stock and approximately 49% of the voting power of the Company's Common Stock.

     The Company's Class B Common Stock differs from its Class A Common Stock in that the Class B Common Stock entitles the holder thereof to ten votes per share and the Class B Common Stock is not publicly traded. Each share of Class B Common Stock is convertible into one share of Class A Common Stock at the option of the holder thereof.

     The source of funds for the cash portion of the purchase price was a private placement to institutional investors of $400.0 million of 8 1/8% senior subordinated notes due 2009, bank credit facilities consisting of a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit/five-year term loan facility, of which approximately $185 million was drawn down at closing of the acquisitions, and existing cash of the Company.

     The bank credit facilities and the indenture governing the senior subordinated notes significantly limit the Company from paying dividends or other distributions to the Company's stockholders.

     The sales of equity and debt securities were not registered under the Securities Act of 1933, in reliance on the exemption from registration contained in Section 4(2) of that Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Company's special meeting of stockholders held on February 19, 1999, the Company submitted for vote of the stockholders the following matters; 296,086,868 votes of the Company's Class A Common Stock and Class B Common Stock were entitled to be voted at the meeting and 292,191,283 votes of the shares were present in person or by proxy:

     a. Proposal to approve the issuance of 12,750,000 shares of the Company's Class B Common Stock in connection with the acquisition by the Company from Liberty Media Corporation of all the outstanding stock of LMC Netlink Corporation, Westlink, Inc. and Telluride Cablevision, Inc. The proposal was approved with 288,790,499 votes for, 13,498 votes against, 4,672 votes abstaining and 3,382,614 broker non-votes.

     b. Proposal to approve the issuance of 22,503,412 shares of the Company's Class A Common Stock and 37,496,588 shares of the Company's Class B Common Stock in connection with the acquisition by the Company from The News Corporation Limited of all of the outstanding stock of News America Publications Inc. and TVSM, Inc., and the issuance and sale to Tele-Communications, Inc. or The News Corporation Limited of such additional shares of Class A Common Stock as may be required to equalize their holding of the Company's Class A Common Stock. The proposal was approved with 285,923,631 votes for, 2,881,457 votes against, 3,581 votes abstaining and 3,382,614 broker non-votes.

     c. Proposal to amend the Certificate of Incorporation of the Company in order to change the Company's name to TV Guide, Inc. The proposal was approved with 289,795,058 votes for, 2,269,905 votes against, 5,488 votes abstaining and 120,832 broker non-votes.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits


Exhibit
  No.                    Exhibit Description


 3.1      Restated Certificate of Incorporation (2)
 3.1.1    Certificate of Amendment to Restated Certificate of
            Incorporation (3)
 3.1.2    Certificate of Amendment of Restated Certificate of
            Incorporation (5)
 3.2      Amended and Restated Bylaws (5)
 4.1      Specimen of Class A Common Stock certificate (1)
 4.2      The Restated Certificate of Incorporation, amendments to the
            Restated Certificate of Incorporation and Bylaws of the Company are filed as Exhibits 3.1 and 3.2
 4.3      Indenture between the Company and The Bank of New York
            Company, Inc. as trustee dated March 1, 1999 (6)
10.10     Stockholders Agreement dated March 1, 1999 among TVG
            Holdings, Inc., The News Corporation Limited, TCI UVSG, Inc., Liberty Media Corporation, Tele-Communications, Inc. and the Company, effective as of May 18, 1998 (4)
10.11 **  Facility A Loan Agreement for $300,000,000 Revolving Credit
            Facility among the Company and various Financial
            Institutions
10.12 **  Facility B Loan Agreement for $300,000,000 364-day Credit
            Facility among the Company and various  Financial
            Institutions
12.1  **  Computation of Ratio of Earnings to Fixed Charges
27.1  **  Financial Data Schedule - Quarter ended March 31, 1999

-----------
** Filed herewith



(1) Incorporated herein by reference from Amendment No. 1 to Form S-1 filed October 21, 1993; registration number 33-69838.

(2) Incorporated herein by reference from the Company's report on Form 8-K dated January 25, 1996; Commission File Number 0-22662.

(3) Incorporated herein by reference from the Company's report on Form 10-Q for the period ended September 30, 1998; Commission File Number 0-22662.

(4) Incorporated herein by reference from the Company's report on Form 8-K dated March 16, 1999; Commission File Number 0-22662.

(5) Incorporated herein by reference from the Company's report on Form 10-K for the year ended December 31, 1998; Commission File Number 0-22662.

(6) Incorporated herein by reference from Form S-4 filed May 14, 1999, registration number 333-78535.


     b.   Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter:

          On January 12, 1999, the Company filed a report on Form 8-K/A to amend its report on Form 8-K filed on August 9, 1996 to correct certain technical matters.

          On February 24, 1999, the Company filed a report on Form 8-K which included financial statements and related notes thereto of certain businesses to be acquired, the Company's 1998 financial statements and related notes thereto, and management's 1998 discussion and analysis of financial condition and results of operations.

          On March 16, 1999, the Company filed a report on Form 8-K reporting that the TV Guide Transaction and Liberty Transaction had been completed, reporting that the Company had changed its name to TV Guide, Inc. and reporting the issuance of equity to a subsidiary of The News Corporation Limited.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TV Guide, Inc.
                                            (Registrant)




Date:  May 17, 1999              By:    /s/ Peter C. Boylan III
                                     -------------------------------
                                           Peter C. Boylan III
                                      Executive Vice President, TV
                                        Guide, Inc.; Chairman and
                                       Chief Executive Officer of
                                      TV Guide Entertainment Group
                                         and United Video Group



                                 By:       /s/ Craig M. Waggy
                                      ------------------------------
                                            Craig M. Waggy
                                       Senior Vice President and
                                        Chief Financial Officer,
                                            TV Guide, Inc.