Form 10-Q
period 1999-06-30
TV GUIDE INC
filed 1999-08-13
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED JUNE 30, 1999

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
Yes  X   No
    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of August 12, 1999:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             77,118,612
Class B Common Stock $.01 Par Value             74,993,176

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TV GUIDE, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
              (In thousands, except per share amounts)

                                             June 30,     December 31,
                                               1999           1998
                                               ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                $   77,737       $155,644
  Marketable securities, at fair value            508          5,804
  Accounts receivable, net of allowance
    for doubtful accounts                     268,496         64,632
  Inventory                                    28,750          1,220
  Prepaid expenses and other                   14,664          4,948
  Deferred tax asset                            4,296          1,811
                                           ----------       --------
Total current assets                          394,451        234,059

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 57,311         45,762
Intangible assets, net of accumulated
  amortization                              3,195,247        113,523
Other assets, net of accumulated
  amortization                                 26,404         19,162
                                           ----------       --------
Total assets                               $3,673,413       $412,506
                                           ==========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   67,744       $  5,655
  Accrued liabilities                         135,031         57,365
  Note payable and current portion of
    capital lease obligations                   6,639          5,463
  Customer prepayments                        279,370        109,929
                                           ----------       --------
Total current liabilities                     488,784        178,412

Deferred tax liability                      1,037,536         17,280
Long-term deferred subscription
  revenue                                      59,953             --
Capital lease obligations and
  long-term debt                              596,334         13,007
Other long-term liabilities                       750            367
Minority interest                               6,836          3,596

Stockholders' equity:
  Preferred stock, $.01 par value                  --             --
  Class A common stock, $.01 par value            771            479
  Class B common stock, $.01 par value            750            375
  Additional paid-in capital                1,282,091         22,191
  Accumulated other comprehensive
    earnings (loss), net of tax                   151            (54)
  Retained earnings                           199,457        176,853
                                           ----------       --------
Total stockholders' equity                  1,483,220        199,844
                                           ----------       --------
Total liabilities and stockholders'
  equity                                   $3,673,413       $412,506
                                           ==========       ========


        1998 amounts have been restated for pooling of interests.
                        See accompanying notes.

                            TV GUIDE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             1999        1998       1999        1998
                             ----        ----       ----        ----
Revenues:
  Satellite-delivered
    programming services   $129,836    $135,353   $260,834    $262,630
  Magazine subscription
    and newsstand sales     103,853          --    137,425          --
  Advertising sales          63,463       9,982     89,254      19,109
  Systems integration
    services                 10,441       9,595     20,316      19,159
  Other                       5,373         115      6,979         311
                           --------    --------   --------    --------
                            312,966     155,045    514,808     301,209
Operating expenses:
  Programming, printing,
    distribution and
    delivery                172,538      85,153    275,642     164,264
  Selling, general
    and administrative       73,860      35,660    125,517      73,967
  Depreciation and
    amortization             36,204       6,522     51,282      13,600
                           --------    --------   --------    --------
                            282,602     127,335    452,441     251,831
                           --------     -------   --------    --------
Operating income             30,364      27,710     62,367      49,378

Gain on issuance of
  equity by subsidiary           --          --         --      39,225
Interest expense            (12,318)       (443)   (18,353)       (934)
Other income, net             1,208       1,635      1,515       3,186
                           --------     -------   --------    --------
Income before income
  taxes and minority
  interest                   19,254      28,902     45,529      90,855
Provision for income
  taxes                      (5,868)    (11,022)   (15,646)    (34,047)
Minority interest in
 (earnings) losses           (3,549)         36     (7,285)         69
                           --------    --------   --------    --------
Net income                 $  9,837    $ 17,916   $ 22,598    $ 56,877
                           ========    ========   ========    ========

Net income per share:
  Basic                    $   0.06    $   0.21   $   0.17    $   0.66
  Diluted                  $   0.06    $   0.21   $   0.17    $   0.65


          1998 amounts have been restated for pooling of interests.
                          See accompanying notes.

                             TV GUIDE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                            (In thousands)

                                                  Six Months Ended
                                                      June 30,
                                                  1999        1998
                                                  ----        ----
Operating activities:
Net income                                     $  22,598    $ 56,877
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Gain on issuance of equity by
      subsidiary                                      --     (39,225)
    Depreciation and amortization                 51,282      13,600
    Minority interest in earnings (losses)         7,285         (69)
    Deferred income taxes                        (14,784)     14,876
    Other                                          1,741       1,394
    Changes in operating assets and
      liabilities, net of the effect
      of acquisitions:
        Accounts receivable                      (56,583)     13,472
        Inventory                                 11,778          (9)
        Prepaid expenses and other                (6,240)     (3,478)
        Accounts payable                          (2,311)     (3,484)
        Accrued liabilities                       33,684       4,828
        Customer prepayments                     (20,833)      2,530
                                                --------     -------
Net cash provided by operating activities         27,617      61,312

Investing activities:
  Investments and acquisitions, net of
    cash acquired                               (799,725)         --
  Capital expenditures                           (12,929)     (3,432)
  Purchases of marketable securities                (348)    (72,398)
  Sales of marketable securities                   4,812      39,436
  Maturities of marketable securities              1,104      65,629
  Other                                           (2,185)     (2,826)
                                                --------     -------
Net cash provided by (used in)
  investing activities                          (809,271)     26,409

Financing activities:
  Issuance of senior subordinated notes          400,000          --
  Borrowings under bank credit facilities        185,300          --
  Debt issuance costs                            (15,464)         --
  Repayment of note payable, capital lease
    obligations and long-term debt                  (797)     (5,767)
  Issuance of common stock                       131,796         841
  Repurchase of common stock                          --      (6,745)
  Contributions from (distributions to)
    Liberty-Netlink Wholesale Division             7,971     (11,148)
  Distributions to minority interests             (4,690)       (408)
  Other                                             (369)        (32)
                                                --------     -------
Net cash provided by (used in) financing
  activities                                     703,747     (23,259)
                                                --------     -------

Net increase (decrease) in cash and cash
  equivalents                                    (77,907)     64,462
Cash and cash equivalents at beginning of
  period                                         155,644      32,556
                                               ---------     -------
Cash and cash equivalents at end of period     $  77,737     $97,018
                                               =========     =======

Supplemental disclosures of cash
  flow information:
    Interest paid                              $   7,363    $  1,001
    Income taxes paid                          $  29,559    $ 18,164


         1998 amounts have been restated for pooling of interests.
                          See accompanying notes.

                             TV GUIDE, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             JUNE 30, 1999



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

     On March 1, 1999, the Company completed a transaction with a subsidiary of News Corp. that has been accounted for as a purchase. The allocation of the purchase price in that transaction is based on preliminary information. The Company is in the process of obtaining an independent evaluation of the assets acquired and the results of the final evaluation could differ significantly from the amounts used in the June 30, 1999 consolidated financial statements. See Note 2.

     Certain financial statement items for prior periods have been reclassified to conform to the 1999 presentation. The condensed consolidated financial statements should be read in conjunction with the historical and supplemental consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Investments and Acquisitions

     Liberty and TV Guide Transactions

     On March 1, 1999, TVG acquired from Liberty the stock of three of its subsidiaries that indirectly owned approximately 40% of Superstar/Netlink Group LLC ("SNG") (bringing TVG's ownership interest in SNG to approximately 80%) and Liberty's Netlink Wholesale Division, which includes a business that provides the Denver 6 services and a separate business that sells programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings in exchange for 12,750,000 shares of TVG Class B Common Stock (the "Liberty Transaction"). This transaction was accounted for as a combination of entities under common control, similar to a pooling of interests, from January 25, 1996, the date TVG and the Liberty businesses were first under common control. Accordingly, the 1998 interim financial statements have been restated to report the combined financial position, results of operations and cash flows of the Company and the businesses acquired from Liberty for periods subsequent to January 25, 1996.

     Also on March 1, 1999, immediately after closing the Liberty Transaction, the Company acquired from a subsidiary of News Corp. the stock of certain corporations (the "TV Guide Transaction") which publish TV Guide Magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). A subsidiary of News Corp. received 22,503,412 shares of TVG Class A Common Stock, 37,496,588 shares of TVG Class B Common Stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired 6,534,108 additional shares of TVG Class A Common Stock for approximately $131 million in cash to equalize the TVG Class A Common Stock ownership of Liberty and its affiliates and News Corp. and its affiliates. The $800 million cash consideration portion of the transaction was funded from existing cash balances, the issuance of $400 million in 8 1/8% senior subordinated notes due 2009, bank borrowings of approximately $185 million drawn under a new bank credit facility and proceeds from the issuance of equity to the subsidiary of News Corp. The TV Guide Transaction was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of the TV Guide businesses from March 1, 1999.

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

     Assets:
       Current assets                             $  189,995
       Property, plant and equipment                  10,000
       Intangible assets                           3,113,579
       Other assets                                      176
                                                  ----------
                                                   3,313,750
     Liabilities:
       Current liabilities                           358,334
       Deferred tax liability                      1,032,490
       Other long-term liabilities                       395
                                                  ----------
     Net purchase price                           $1,922,531
                                                  ==========


     Intangible assets are comprised of the following amounts and lives (in thousands):

     Acquired subscriber accounts     $  172,561      1-15 years
     Trademarks and patents           $  617,457     17-40 years
     Publishing rights                $2,007,772        40 years
     Goodwill                         $  315,789        40 years


     The allocation of the purchase price is based on preliminary information. The Company is in the process of obtaining an independent evaluation of the assets acquired and the results of the final evaluation could differ significantly from the amounts used in the June 30, 1999 consolidated financial statements. Accordingly, the allocation of the purchase price and the lives of the intangible assets, which are based on preliminary information, may differ from the final purchase price allocation and the final lives assigned to the assets.

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

     The following pro forma financial information reflects the Company's results of operations for the six months ended June 30, 1999 and 1998 as though the businesses acquired in the TV Guide Transaction, the Turner Vision Acquisition and the ODS Technologies Acquisition had been acquired as of January 1, 1998, excluding the gain recognized by the Company as a result of the Turner Vision Acquisition (in thousands):

                                             1999           1998
                                             ----           ----
     Pro forma:
       Revenues                            $633,665       $610,537
       Net income                            22,349         20,432
       Net income per share:
         Basic                             $   0.15       $   0.13
         Diluted                               0.15           0.13

3.   Senior Subordinated Notes and Revolving Credit Facility

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the cash consideration for the TV Guide Transaction. Borrowings outstanding under the 364-day revolving credit facility convert to a five-year term loan at maturity. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of June 30, 1999, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $114.7 million and $300.0 million, respectively.

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

     On June 2, 1997, a lawsuit was filed in the United States District Court for the District of Connecticut against the Company by one of its mass marketers who claims, among other matters, additional amounts owed in connection with its past and current business relationship with the Company. Discussions to resolve these matters are ongoing. On June 11, 1997, the Court denied the marketer's motion for a temporary restraining order, and on October 10, 1997, denied the marketer's motion for a preliminary injunction. The marketer appealed the latter ruling to the United States Court of Appeals for the Second Circuit, but later filed a Motion for Voluntary Dismissal, which was granted. The Company terminated its relationship with that marketer. The Company has evaluated these claims and believes them to be without merit. The Company believes that this matter will not have a material adverse effect on its financial position or results of operations.

     On August 3, 1999, Source Media, Inc. ("Source") filed an action in the District Court, Dallas County, Texas asserting breach of the Non-Disclosure Agreement dated September 15, 1998 between the Company and Source, seeking damages and injunctive relief. While the Company prepares its response, the parties have engaged in settlement discussions. The Company has not provided for any potential loss as a result of this litigation.

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

5.   Earnings Per Share


     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):



                                Quarter Ended June 30                  Six Months Ended June 30
                         1999                1998               1999                1998
                         ----                ----               ----                ----
                              Per Share            Per Share         Per Share            Per Share
                                Amount              Amount             Amount              Amount
                               --------            --------           --------            --------




Net income             $  9,837            $ 17,916           $ 22,598            $ 56,877
                       ========            ========           ========            ========

Weighted average
  number of shares
  of common stock
  outstanding           152,043   $0.06      86,076   $0.21    129,824   $0.17      86,156   $0.66
                                  =====               =====              =====               =====

Effect of dilutive
  securities -
  stock options           2,167               1,143              1,803               1,098
                       --------           ---------           --------            --------

Weighted average
  number of shares
  of common stock
  and dilutive
  potential
  common shares         154,210   $0.06      87,219   $0.21    131,627   $0.17      87,254   $0.65
                        =======   =====      ======   =====    =======   =====      ======   =====



6.   Segment Information

     Segment information has been prepared in accordance with Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company categorizes its businesses into three groups for internal reporting purposes: TV Guide Magazine Group, TV Guide Entertainment Group and United Video Group. The Company has four reportable segments as defined by Statement 131: print program listings guide services (TV Guide Magazine Group); electronic program promotion and guide services (TV Guide Entertainment Group); and home satellite dish services (SNG) and satellite distribution of video entertainment services (UVTV), both of which are included in the United Video Group. TV Guide Magazine Group distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators. TV Guide Entertainment Group markets electronic programming guide and promotion channels and services to cable television systems and other multi-channel video programming distributors. United Video Group includes SNG, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market, and UVTV, which markets and distributes to programming distributors certain video and audio services. United Video Group also operates businesses that provide software development and systems integration services and satellite transmission services for private networks and holds certain other investments.

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

     Segment information for each of the quarters ended June 30, 1999 and 1998 is as follows:



                         TV         TV Guide United     United     United
                         Guide      Enter-   Video      Video      Video
                         Magazine   tainment Group-     Group-     Group-
                         Group      Group    SNG        UVTV       Other        Eliminations Consolidated


1999

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $ 10,496 $ 96,681   $ 15,474   $    7,185   $        --  $  129,836
  Magazine subscription
   and newsstand sales      103,853       --       --         --           --            --     103,853
  Advertising sales          51,844   11,619       --         --           --            --      63,463
  Systems integration
   services                   --          --       --         --       10,441            --      10,441
  Other                       5,258       --       --         --          115            --       5,373
Intersegment revenues         --          --       --      6,761           --        (6,761)         --
                         ---------- -------- --------   --------   ----------   -----------  ----------
  Total revenues            160,955   22,115   96,681     22,235       17,741        (6,761)    312,966

Operating expenses,
 excluding
 depreciation
 and amortization           123,510   18,246   77,471     11,255       22,677        (6,761)    246,398
                         ---------- -------- --------   --------   ----------   -----------  ----------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $   37,445 $  3,869 $  19,210  $  10,980  $   (4,936)  $        --      66,568
                         ========== ======== =========  =========  ==========   ===========

Depreciation and
 amortization                                                                                   (36,204)
Interest expense                                                                                (12,318)
Other income, net                                                                                 1,208
                                                                                             ----------
Income before income
 taxes and minority
 interest                                                                                    $   19,254
                                                                                             ==========

Segment assets           $3,308,484 $ 66,874 $ 142,654  $  97,106  $  109,073   $   (50,778) $3,673,413
                         ========== ======== =========  =========  ==========   ===========  ==========

1998

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $ 8,709  $104,140   $ 15,273   $    7,231   $        --  $  135,353
  Advertising sales              --   9,982        --         --           --            --       9,982
  Systems integration
   services                      --      --        --         --        9,595            --       9,595
  Other                          --      --        --         --          115            --         115
Intersegment revenues            --      --        --      6,240           --        (6,240)         --
                         ---------- -------  --------   --------   ----------   -----------  ----------
  Total revenues                 --  18,691   104,140     21,513       16,941        (6,240)    155,045

Operating expenses,
 excluding
 depreciation
 and amortization                --  11,216    92,334     10,336       13,167        (6,240)    120,813
                         ---------- -------  --------   --------   ----------   -----------  ----------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $       -- $  7,475 $  11,806  $  11,177  $    3,774   $        --      34,232
                         ========== ======== =========  =========  ==========   ===========

Depreciation and
 amortization                                                                                    (6,522)
Interest expense                                                                                   (443)
Other income, net                                                                                 1,635
                                                                                             ----------
Income before income
 taxes and minority
 interest                                                                                    $   28,902
                                                                                             ==========



     Segment information for each of the six-month periods ended June 30, 1999 and 1998 is as follows:



                         TV         TV Guide United     United     United
                         Guide      Enter-   Video      Video      Video
                         Magazine   tainment Group-     Group-     Group-
                         Group      Group    SNG        UVTV       Other        Eliminations Consolidated


1999

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $ 20,171 $197,825   $ 30,689   $   12,149   $        --  $  260,834
  Magazine subscription
   and newsstand sales      137,425       --       --         --           --            --     137,425
  Advertising sales          66,102   23,152       --         --           --            --      89,254
  Systems integration
   services                   --          --       --         --       20,316            --      20,316
  Other                       6,785       --       --         --          194            --       6,979
Intersegment revenues         --          --       --     13,322           --       (13,322)         --
                         ---------- -------- --------   --------   ----------   -----------  ----------
  Total revenues            210,312   43,323  197,825     44,011       32,659       (13,322)    514,808

Operating expenses,
 excluding
 depreciation
 and amortization           158,141   36,576  158,923     21,273       39,568       (13,322)    401,159
                         ---------- -------- --------   --------   ----------   -----------  ----------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $   52,171 $  6,747 $  38,902  $  22,738  $   (6,909)  $        --     113,649
                         ========== ======== =========  =========  ==========   ===========

Depreciation and
 amortization                                                                                   (51,282)
Interest expense                                                                                (18,353)
Other income, net                                                                                 1,515
                                                                                             ----------
Income before income
 taxes and minority
 interest                                                                                    $   45,529
                                                                                             ==========


1998

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $17,049  $200,426   $ 30,242   $   14,913   $        --  $  262,630
  Advertising sales              --  19,109        --         --           --            --      19,109
  Systems integration
   services                      --      --        --         --       19,159            --      19,159
  Other                          --      --        --         --          311            --         311
Intersegment revenues            --      --        --     12,285           --       (12,285)         --
                         ---------- -------  --------   --------   ----------   -----------  ----------
  Total revenues                 --  36,158   200,426     42,527       34,383       (12,285)    301,209

Operating expenses,
 excluding
 depreciation
 and amortization                --  24,458   178,229     20,448       27,381       (12,285)    238,231
                         ---------- -------  --------   --------   ----------   -----------  ----------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $       -- $ 11,700 $  22,197  $  22,079  $    7,002   $        --       62,978
                         ========== ======== =========  =========  ==========   ===========

Depreciation and
 amortization                                                                                   (13,600)
Gain on issuance of
 equity by subsidiary                                                                            39,225
Interest expense                                                                                   (934)
Other income, net                                                                                 3,186
                                                                                             ----------
Income before income
 taxes and minority
 interest                                                                                    $   90,855
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

7.   Comprehensive Income

     Comprehensive income comprises net income plus unrealized holding gains and losses on available-for-sale securities, net of related tax effects. Comprehensive income for the three months ended June 30, 1999 and 1998 was $10.0 million and $21.4 million, respectively, and for the six months ended June 30, 1999 and 1998 was $22.8 million and $60.7 million, respectively.


8.   Supplemental Guarantor Information

     In connection with the TV Guide Transaction, TVG issued $400 million in aggregate principal amount of its senior subordinated notes due 2009, which are not callable until 2004. A group of TVG's subsidiaries (the "Guarantors") guarantees the senior subordinated indebtedness. Supplemental condensed combining financial information of TVG, the Guarantors and the remainder of TVG's consolidated group (the "Non-Guarantors") is presented below.

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


          SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                       As of June 30, 1999
                         (In thousands)



                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


ASSETS
Current assets:
  Cash and cash
    equivalents           $       --  $    2,866    $ 74,871      $        --   $   77,737
  Marketable securities,
    at fair value                 --         431          77               --          508
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                      --     228,855      39,641               --      268,496
  Accounts and notes
    receivable from
    affiliates                    --      72,879       9,250          (82,129)          --
  Other current assets            --      36,712      10,998               --       47,710
                          ----------  ----------    --------      -----------   ----------
     Total current
      assets                      --     341,743     134,837          (82,129)     394,451

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization                    --      44,239      13,072               --       57,311
Intangible assets, net
  of accumulated
  amortization                    --   3,084,878     110,369               --    3,195,247
Investment in
  subsidiaries, at
  equity                   2,095,139          --          --       (2,095,139)          --
Other assets, net of
  accumulated
  amortization                14,893      10,659         856               (4)      26,404
                          ----------  ----------    --------      -----------   ----------
Total assets              $2,110,032  $3,481,519    $259,134      $(2,177,272)  $3,673,413
                          ==========  ==========    ========      ===========   ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable        $       --  $   64,179    $  3,565      $        --   $   67,744
  Accounts and notes
    payable to
    affiliates                29,917      23,435      28,777          (82,129)          --
  Accrued liabilities         11,595      71,619      51,817               --      135,031
  Note payable and
    current portion
    of capital lease
    obligations                   --       3,878       2,765               (4)       6,639
  Customer prepayments            --     184,301      95,069               --      279,370
                          ----------  ----------    --------      -----------   ----------
      Total current
        liabilities           41,512     347,412     181,993          (82,133)     488,784

Deferred tax
  liability and other
  long-term
  liabilities                     --   1,084,839      13,400               --    1,098,239
Capital lease
  obligations and
  long-term debt             585,300     596,334          --         (585,300)     596,334
Minority interest                 --          --       3,471            3,365        6,836
Stockholders' equity:
  Common stock                 1,521      34,695         210          (34,905)       1,521
  Other stockholders'
    equity                 1,481,699   1,418,239      60,060       (1,478,299)   1,481,699
                          ----------  ----------    --------      -----------   ----------
      Total stock-
        holders' equity    1,483,220   1,452,934      60,270       (1,513,204)   1,483,220
                          ----------  ----------    --------      -----------   ----------
Total liabilities and
  stockholders' equity    $2,110,032  $3,481,519    $259,134      $(2,177,272)  $3,673,413
                          ==========  ==========    ========      ===========   ==========


                                  15



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                    QUARTER ENDED JUNE 30, 1999
                          (In thousands)



                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services   $    --     $ 29,898     $106,699      $ (6,761)    $129,836
  Magazine subscription
   and newsstand sales         --      103,853           --            --      103,853
  Advertising sales            --       63,463           --            --       63,463
  Systems integration
   services                    --           --       10,441            --       10,441
  Other                        --        5,258          115            --        5,373
                          -------     --------     --------      --------     --------
                               --      202,472      117,255        (6,761)     312,966

Operating expenses:
  Programming, printing,
   distribution and
   delivery                    --      104,819       74,480        (6,761)     172,538
  Selling, general and
   administrative              --       45,217       28,643            --       73,860
  Depreciation and
   amortization                --       31,588        4,616            --       36,204
                          -------     --------     --------      --------     --------
                               --      181,624      107,739        (6,761)     282,602
                          -------     --------     --------      --------     --------

Operating income               --       20,848        9,516            --       30,364

Interest expense          (12,014)     (12,281)         (37)       12,014      (12,318)
Other income, net          21,851          497          711       (21,851)       1,208
                          -------     --------     --------      --------     --------
Income before income
  taxes and minority
  interest                  9,837        9,064       10,190        (9,837)      19,254
Provision for income
  taxes                        --         (506)      (5,362)           --       (5,868)
Minority interest in
  (earnings) losses            --           --       (3,875)          326       (3,549)
                          -------     --------     --------      --------     --------
Net income                $ 9,837     $  8,558     $    953      $ (9,511)    $  9,837
                          =======     ========     ========      ========     ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                   SIX MONTHS ENDED JUNE 30, 1999
                            (In thousands)



                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services   $    --     $ 58,759     $215,397      $(13,322)    $260,834
  Magazine subscription
   and newsstand sales         --      137,425           --            --      137,425
  Advertising sales            --       89,254           --            --       89,254
  Systems integration
   services                    --           --       20,316            --       20,316
  Other                        --        6,785          194            --        6,979
                          -------     --------     --------      --------     --------
                               --      292,223      235,907       (13,322)     514,808

Operating expenses:
  Programming, printing,
   distribution and
   delivery                    --      140,629      148,335       (13,322)     275,642
  Selling, general and
   administrative              --       70,508       55,009            --      125,517
  Depreciation and
   amortization                --       41,930        9,352            --       51,282
                          -------     --------     --------      --------     --------
                               --      253,067      212,696       (13,322)     452,441
                          -------     --------     --------      --------     --------

Operating income               --       39,156       23,211            --       62,367

Interest expense          (17,745)     (18,295)         (58)       17,745      (18,353)
Other income, net          40,343          677          838       (40,343)       1,515
                          -------     --------     --------      --------     --------
Income before income
  taxes and minority
  interest                 22,598       21,538       23,991       (22,598)      45,529
Provision for income
  taxes                        --       (4,481)     (11,165)           --      (15,646)
Minority interest in
  (earnings) losses            --           --       (7,811)          526       (7,285)
                          -------     --------     --------      --------     --------
Net income                $22,598     $ 17,057     $  5,015      $(22,072)    $ 22,598
                          =======     ========     ========      ========     ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                    QUARTER ENDED JUNE 30, 1998
                           (In thousands)


                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services   $    --     $ 27,833     $113,761      $ (6,241)    $135,353
  Advertising sales            --        9,982           --            --        9,982
  Systems integration
   services                    --           --        9,595            --        9,595
  Other                        --           --          115            --          115
                          -------     --------     --------      --------     --------
                               --       37,815      123,471        (6,241)     155,045

Operating expenses:
  Programming, printing,
   distribution and
   delivery                    --        8,465       82,929        (6,241)      85,153
  Selling, general and
   administrative              --       11,359       24,301            --       35,660
  Depreciation and
   amortization                --        2,473        4,049            --        6,522
                          -------     --------     --------      --------     --------
                               --       22,297      111,279        (6,241)     127,335
                          -------     --------     --------      --------     --------

Operating income               --       15,518       12,192            --       27,710

Interest expense               --         (330)        (113)           --         (443)
Other income, net          17,916          761          874       (17,916)       1,635
                          -------     --------     --------      --------     --------
Income before income
  taxes and minority
  interest                 17,916       15,949       12,953       (17,916)      28,902
Provision for income
  taxes                        --       (5,915)      (5,107)           --      (11,022)
Minority interest in
  (earnings) losses            --           --           --            36           36
                          -------     --------     --------      --------     --------
Net income                $17,916     $ 10,034     $  7,846      $(17,880)    $ 17,916
                          =======     ========     ========      ========     ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                   SIX MONTHS ENDED JUNE 30, 1998
                           (In thousands)


                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations  Consolidated


Revenues:
  Satellite-delivered
   programming services   $    --     $ 54,965     $219,950      $(12,285)     $262,630
  Advertising sales            --       19,109           --            --        19,109
  Systems integration
   services                    --           --       19,159            --        19,159
  Other                        --           --          311            --           311
                          -------     --------     --------      --------      --------
                               --       74,074      239,420       (12,285)      301,209

Operating expenses:
  Programming, printing,
   distribution and
   delivery                    --       17,023      159,526       (12,285)      164,264
  Selling, general and
   administrative              --       25,349       48,618            --        73,967
  Depreciation and
   amortization                --        4,994        8,606            --        13,600
                          -------     --------     --------      --------      --------
                               --       47,366      216,750       (12,285)      251,831
                          -------     --------     --------      --------      --------

Operating income               --       26,708       22,670            --        49,378

Gain on issuance of
  equity by
  subsidiary                   --           --       39,225            --        39,225
Interest expense               --         (674)        (260)           --          (934)
Other income, net          56,877        1,596        1,590       (56,877)        3,186
                          -------     --------     --------      --------      --------
Income before income
  taxes and minority
  interest                 56,877       27,630       63,225       (56,877)       90,855
Provision for income
  taxes                        --       (9,971)     (24,076)           --       (34,047)
Minority interest in
  losses                       --           --           --            69            69
                          -------     --------     --------      --------      --------
Net income                $56,877     $ 17,659     $ 39,149      $(56,808)     $ 56,877
                          =======     ========     ========      ========      ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 1999
                            (In thousands)


                          The        Guarantor    Non-Guarantor
                          Company    Subsidiaries Subsidiaries  Eliminations Consolidated


Net cash provided by
  operating activities    $      --  $  7,100     $ 20,554      $    (37)    $  27,617

Investing activities:
  Investments and
    acquisitions, net
    of cash acquired       (806,585)       --          275         6,585      (799,725)
  Capital expenditures           --    (9,567)      (3,450)           88       (12,929)
  Purchases of market-
    able securities              --        --         (348)           --          (348)
  Sales and maturities
    of marketable
    securities                   --        --        5,916            --         5,916
  Other                          --     1,337       (3,438)          (84)       (2,185)
                          ---------  --------     --------      --------     ---------
Net cash used in
  investing
  activities               (806,585)   (8,230)      (1,045)        6,589      (809,271)

Financing activities:
  Issuance of senior
    subordinated notes      400,000        --           --            --       400,000
  Borrowings under
    bank credit
    facilities              185,300        --           --            --       185,300
  Debt issuance
    costs                   (15,464)       --           --            --       (15,464)
  Borrowings
    (repayments) of
    note payable,
    capital lease
    obligations and
    long-term debt               --    (1,841)       1,011            33          (797)
  Capital stock
    transactions, net       131,796        --        6,585        (6,585)      131,796
  Contributions from
    Liberty/Netlink
    Wholesale
    Division                     --     6,476        1,495            --         7,971
  Distributions to
     minority interests                             (4,690)                     (4,690)
  Intercompany
    transfers               104,953  (104,787)        (166)           --            --
  Other                          --        --         (369)           --          (369)
                          ---------  --------     --------      --------     ---------
Net cash provided by
  (used in) financing
  activities                806,585  (100,152)       3,866        (6,552)      703,747
                          ---------  --------     --------      --------     ---------
Net increase (decrease)
  in cash and cash
  equivalents                    --  (101,282)      23,375            --       (77,907)
Cash and cash
  equivalents at
  beginning of
  period                         --   104,148       51,496            --       155,644
                          ---------  --------     --------      --------     ---------
Cash and cash
  equivalents at
  end of period           $      --  $  2,866     $ 74,871            --     $  77,737
                          =========  ========     ========      ========     =========


                                  20



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1998
                            (In thousands)


                       The        Guarantor    Non-Guarantor
                       Company    Subsidiaries Subsidiaries  Eliminations Consolidated


Net cash provided by
  operating activities $      --  $ 60,334     $    928      $   50       $  61,312

Investing activities:
  Investments and
    acquisitions, net
    of cash acquired      (1,027)       --           --       1,027              --
  Capital expenditures        --    (2,418)      (1,144)        130          (3,432)
  Purchases of market-
    able securities           --   (46,482)     (25,916)         --         (72,398)
  Sales and maturities
    of marketable
    securities                --    53,688       51,377          --         105,065
  Other                       --    (1,298)      (1,320)       (208)         (2,826)
                       ---------  --------     --------      ------       ---------
Net cash provided by
  investing
  activities              (1,027)    3,490       22,997         949          26,409

Financing activities:
  Repayment of note
    payable, capital
    lease obligations
    and long-term debt        --    (1,717)      (4,078)         28          (5,767)
  Common stock
    transactions, net     (5,904)      481          546      (1,027)         (5,904)
  Distributions to
    Liberty/Netlink
    Wholesale
    Division                  --    (7,852)      (3,296)         --         (11,148)
  Distributions to
    minority
    interests                 --        --         (408)         --            (408)
  Intercompany
    transfers              6,931    (6,931)          --          --              --
  Other                       --        --          (32)         --             (32)
                       ---------  --------     --------      ------       ---------
Net cash used in
  financing
  activities               1,027   (16,019)      (7,268)       (999)        (23,259)
                       ---------  --------     --------      ------       ---------
Net increase in cash
  and cash
  equivalents                 --    47,805       16,657          --          64,462
Cash and cash
  equivalents
  at beginning
  of period                   --    26,124        6,432          --          32,556
                       ---------  --------     --------      ------       ---------
Cash and cash
  equivalents at
  end of period        $      --  $ 73,929     $ 23,089      $   --       $  97,018
                       =========  ========     ========      ======       =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company categorizes its businesses into three groups: TV Guide Magazine Group, which distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators; TV Guide Entertainment Group, which markets electronic programming guide and promotion channels and services to cable television systems and other multi-channel video programming distributors; and United Video Group, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market (SNG), markets and distributes to programming distributors certain video and audio services (UVTV), provides software development and system integration services and satellite transmission services for private networks and holds certain other investments. The following table sets forth certain unaudited financial information for the Company and the businesses operated by it during the three months and six months ended June 30, 1999 and 1998. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



                                Consolidated         Guarantor Group (5)      Consolidated         Guarantor Group (5)
                             Three Months Ended      Three Months Ended     Six Months Ended       Six Months Ended
                                  June 30                 June 30               June 30                June 30
                           1999         1998      1999         1998      1999         1998      1999          1998
                           ----         ----      ----         ----      ----         ----      ----          ----
                           Amount       Amount    Amount       Amount    Amount       Amount    Amount        Amount
                           -------------------    -------------------    -------------------    --------------------
                                                    (in thousands)


Revenues:
  TV Guide Magazine Group  $160,955     $    --   $160,955     $     --  $210,312     $     --  $210,312      $     --
  TV Guide Entertainment
    Group (1)                22,115       18,691    19,282       16,302    43,323       36,158    37,900        31,547
  United Video Group:
    SNG (2)                  96,681      104,140        --           --   197,825      200,426        --            --
    UVTV                     22,235       21,513    22,235       21,513    44,011       42,527    44,011        42,527
    Other                    17,741       16,941        --           --    32,659       34,383        --            --
                           --------     --------  --------     --------  --------     --------  --------      --------
                            136,657      142,594    22,235       21,513   274,495      277,336    44,011        42,527
                           --------     --------  --------     --------  --------     --------  --------      --------
  Eliminations               (6,761)      (6,240)       --           --   (13,322)     (12,285)       --            --
                           --------     --------  --------     --------  --------     --------  --------      --------
    Total                  $312,966     $155,045  $202,472     $ 37,815  $514,808     $301,209  $292,223      $ 74,074
                           ========     ========  ========     ========  ========     ========  ========      ========

Operating income (loss):
  TV Guide Magazine Group  $  8,740     $     --  $  8,740     $     --  $ 15,928     $     --  $ 15,928      $     --
  TV Guide Entertainment
    Group (1)                 1,150        5,141     1,933        5,230     1,272        6,934     2,511         7,244
  United Video Group:
    SNG (2)                  16,985        9,577        --           --    34,449       17,281        --            --
    UVTV                     10,316       10,526    10,316       10,526    21,440       20,790    21,440        20,790
    Other                    (6,827)       2,466      (141)        (238)  (10,722)       4,373      (723)       (1,326)
                           --------     --------  --------      -------  --------     --------  --------      --------
                             20,474       22,569    10,175       10,288    45,167       42,444    20,717        19,464
                           --------     --------  --------      -------  --------     --------  --------      --------
    Total                  $ 30,364     $ 27,710  $ 20,848     $ 15,518  $ 62,367     $ 49,378  $ 39,156      $ 26,708
                           ========     ========  ========     ========  ========     ========  ========      ========

Consolidated depreciation
  and amortization         $ 36,204     $  6,522  $ 31,588     $  2,473  $ 51,282     $ 13,600  $ 41,930      $  4,994
Consolidated capital
  expenditures                9,196        2,202     7,110        1,750    12,929        3,432     9,567         2,418
Net cash provided by
  (used in):
    Operating activities      1,491       16,012    13,571       33,670    27,617       61,312     7,100        60,334
    Investing activities     (6,799)      26,075   (11,819)       2,029  (809,271)      26,409  (814,815)        2,463
    Financing activities    (15,063)      (5,088)  (11,675)      (2,310)  703,747      (23,259)  706,433       (14,992)

Other data:
  EBITDA (3)               $ 66,568     $ 34,232  $ 52,436     $ 17,991  $113,649     $ 62,978  $ 81,086      $ 31,702
  Ratio of earnings to
    fixed charges (4)          2.33        16.64                             3.06        25.48


                                  22

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

Results of Operations

Consolidated

     Revenues for the three months ended June 30, 1999 were $313.0 million, an increase of $157.9 million, or 102%, over the same period in 1998. For the six months ended June 30, 1999, revenues were $514.8 million, an increase of $213.6 million, or 71%, over the corresponding 1998 period. The increase in revenues for both the quarter and six-month period was primarily due to $161.0 million of additional revenues for the quarter and $210.3 million of additional revenues for the six-month period attributable to TV Guide magazine, which was acquired by the Company on March 1, 1999.

     Operating expenses, excluding depreciation and amortization, were $246.4 million for the quarter ended June 30, 1999, an increase of $125.6 million, or 104%, when compared to the same period in 1998. For the six months ended June 30, 1999, operating expenses, excluding depreciation and amortization, were $401.2 million, an increase of $162.9 million, or 68%, over the corresponding 1998 period. Operating expenses, excluding depreciation and amortization, increased in both periods when compared to the same periods in 1998 due to increased operating costs of $123.5 million for the quarter and $158.1 million for the six-month period attributable to TV Guide magazine.

     Depreciation and amortization during the second quarter of 1999 was $36.2 million, an increase of $29.7 million, or 455%, over the same period in 1998. For the six months ended June 30, 1999, depreciation and amortization was $51.3 million, an increase of $37.7 million, or 277%, over the corresponding 1998 period. The increase in depreciation and amortization for both periods was primarily a result of amortization of intangible assets and other depreciation resulting from the acquisitions of TV Guide magazine and ODS Technologies coupled with the acquisition of equipment to support the various TV Guide Entertainment Group products.

     In 1998, the Company recognized a gain of $39.2 million associated with the acquisition of Turner Vision. (See Note 2 of Notes to Condensed Consolidated Financial Statements).

     Interest expense during the second quarter of 1999 was $12.3 million, an increase of $11.9 million over the same period in 1998. Interest expense during the six months ended June 30, 1999 was $18.4 million, an increase of $17.4 million over the same period in 1998. The increase in interest expense for both periods is attributable to increased debt levels resulting from the issuance of $400 million of senior subordinated notes and $185 million of bank debt to fund a portion of the TV Guide Transaction.

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 41% for the six-month period ended June 30, 1999 compared to 38% for the same period in 1998. The increase in the effective rate is due to the increase in non-deductible goodwill amortization as a result of the TV Guide Acquisition.

     Minority interest in earnings for the quarter and six-month period ended June 30, 1999 of $3.5 million and $7.3 million, respectively, represents that portion of earnings attributable to the minority ownership in SNG, SSDS, Infomedia S.A. and Sneak Prevue LLC.

TV Guide Magazine Group

     The following table sets forth certain financial information for TV Guide magazine for the three months and six months ended June 30, 1999 and 1998:

                              Three Months Ended    Six Months Ended
                                   June 30,              June 30.
                               1999        1998     1999        1998
                               ----        ----     ----        ----
                                         (in thousands)

     Revenues                $160,955    $146,813  $329,169    $301,176
     Operating expenses       123,510     108,742   249,053     225,036
     Depreciation               1,902       1,307     3,714       3,237
                             --------    --------  --------    --------
     Operating income
       before amortization   $ 35,543    $ 36,764  $ 76,402    $ 72,903
                             ========    ========  ========    ========

     Operating margin
       percentage (before
       amortization)            22%         25%       23%         24%


     The results of operations of TV Guide magazine have been consolidated with the results of operations of the Company for reporting purposes subsequent to March 1, 1999, the date the Company acquired TV Guide magazine. The above table and following discussion are based on financial information of the business acquired, both prior to and subsequent to its March 1, 1999 acquisition date and do not include the amortization of intangible assets resulting from the acquisition or that was reflected in its historical financial statements.

     TV Guide magazine's revenues for the three months ended June 30, 1999 were $161.0 million, an increase of $14.1 million, or 10%, over the same period in 1998. For the six months ended June 30, 1999, revenues were $329.2 million, an increase of $28.0, or 9%, over the corresponding 1998 period. The increase in revenues during both periods of 1999 was primarily due to $10.3 million for the quarter and $21.3 million for the six-month period of additional revenues attributable to the monthly cable guide business acquired as part of the acquisition of TVSM, Inc. on June 26, 1998, increased revenues attributable to new product offerings, and an increase in newsstand rates, partially offset by decreased subscription and newsstand sales volumes. On August 29, 1998, the magazine increased the newsstand price for the magazine to $1.49 from $1.19. Subscription circulation for the magazine during both the quarter and six-month period ended June 30, 1999 was 9.6 million per week, a decrease of 676,000 copies, or 7%, for the quarter and a decrease of 613,000 copies, or 6%, for the six-month period, from the same quarter in the prior year. Newsstand sales for the magazine averaged 2.1 million copies per week during the quarter ended June 30, 1999 compared to 2.6 million for the same quarter in the prior year.

     Operating expenses, excluding depreciation and amortization, for the second quarter of 1999 were $123.5 million, an increase of $14.8 million, or 14%, over the same period in 1998. For the six months ended June 30, 1999, operating expenses excluding depreciation and amortization were $249.1 million, an increase of $24.0 million, or 11%, over the same period in 1998. The increase in operating expenses for both periods is primarily due to $8.6 million for the quarter and $18.6 million for the six-month period of additional expenses attributable to the TVSM, Inc. acquisition and $8.3 million for the quarter and $16.6 million for the six-month period attributable to new product offerings, partially offset by a reduction in printing costs.

     Depreciation during the second quarter of 1999 was $1.9 million, an increase of $595,000, or 46%, over the same period in 1998. For the six months ended June 30, 1999, depreciation was $3.7 million, an increase of $477,000, or 15%, over the corresponding 1998 period. The increase in depreciation was a result of the acquisition of data processing equipment.

TV Guide Entertainment Group

     The following table sets forth certain financial information for the TV Guide Entertainment Group for the three months and six months ended June 30, 1999 and 1998:

                              Three Months Ended    Six Months Ended
                                   June 30,              June 30.
                               1999        1998     1999        1998
                               ----        ----     ----        ----
                                         (in thousands)

     Revenues                $22,115     $18,691   $43,323     $36,158
     Operating expenses       18,246      11,216    36,576      24,458
     Depreciation and
       amortization            2,719       2,334     5,475       4,766
                             -------     -------   -------     -------
     Operating income        $ 1,150     $ 5,141   $ 1,272     $ 6,934
                             =======     =======   =======     =======

     Operating margin
       percentage (before
       amortization)            5%         28%        3%         19%



     TV Guide Entertainment Group's revenues for the three months ended June 30, 1999 were $22.1 million, an increase of $3.4 million, or 18%, over the same period in 1998. For the six months ended June 30, 1999, revenues were $43.3 million, an increase of $7.2 million, or 20% over the same period in 1998. The increase in revenues for both periods was largely attributable to advertising revenues, which grew $1.5 million, or 15%, over the second quarter of 1998 and $4.0 million, or 21%, over the first six months of 1998 due to higher rates on TV Guide Channel and increased ad sales on TV Guide Online. Service fee revenues attributable to TV Guide Interactive increased $1.5 million for the quarter when compared to the same period in 1998 and $2.0 million over the first six months of 1998. International revenues increased $621,000, or 139%, and $920,000, or 93%, when compared to the second quarter and first six months of 1998. This increase is primarily a result of the acquisition of 75% of Infomedia S.A., a Luxembourg data services business, in 1999. TV Guide Channel, Sneak Prevue and TV Guide Online service fee revenues were relatively unchanged during the second quarter and first six months of 1999 when compared to the same periods in 1998. TV Guide Channel subscriber counts decreased by 474,000, or 1%, to 49.4 million as of June 30, 1999 compared to those as of June 30, 1998. Sneak Prevue subscribers decreased by 1.9 million, or 5%, to 33.3 million during the same period and TV Guide Interactive subscribers were 2.3 million at June 30, 1999.

     Operating expenses, excluding depreciation and amortization, increased $7.0 million, or 63%, during the second quarter of 1999 and $12.1 million, or 50%, for the six-month period when compared to the same periods in 1998. The increase in operating expenses for both periods was due primarily to additional employees added to accommodate the TV Guide Entertainment Group's growth coupled with approximately $3.5 million expended for the six-month period to advertise and launch the rebranded TV Guide Channel compared to approximately $2.3 million for the six-month period in the prior year to develop and launch a new look for the Prevue Channel, the predecessor to the TV Guide Channel. Programming expense increased $1.1 million, or 186%, for the quarter and $1.4 million, or 116%, for the six-month period when compared to the same periods in 1998. The increase is a result of new segments on the TV Guide Channel and redevelopment of Sneak Prevue. In addition, legal expense increased $650,000, or 127%, for the quarter and $1.5 million, or 150%, for the six-month period when compared to the same periods in 1998. The increase is the result of increased litigation and patent prosecution expense.

     Depreciation and amortization during the second quarter of 1999 was $2.7 million, an increase of $385,000, or 16%, over the same period in 1998. For the six months ended June 30, 1999, depreciation and amortization increased $709,000, or 15%, over the same period in 1998. The increase in depreciation and amortization was a result of the acquisition of additional customer control units and video production equipment necessary to support the various TV Guide Entertainment Group products.

United Video Group

Superstar/Netlink Group, LLC

     The following table sets forth certain financial information for SNG for the three months and six months ended June 30, 1999 and 1998:

                              Three Months Ended    Six Months Ended
                                   June 30,              June 30.
                               1999        1998     1999        1998
                               ----        ----     ----        ----
                                         (in thousands)

     Revenues                $96,681     $104,140  $197,825    $200,426
     Operating expenses       77,471       92,334   158,923     178,229
     Depreciation and
       amortization            2,225        2,229     4,453       4,916
                             -------     --------  --------    --------
     Operating income        $16,985     $  9,577  $ 34,449    $ 17,281
                             =======     ========  ========    ========

     Operating margin
       percentage (before
       depreciation and
       amortization)            18%          9%       17%         9%



     Revenues generated by SNG for the three months ended June 30, 1999 were $96.7 million, a decrease of $7.5 million, or 7%, over the same period in 1998. For the six months ended June 30, 1999, revenues were $197.8 million, a decrease of $2.6 million, or 1%, over the corresponding period in 1998. Revenue decreased for both periods primarily due to the continued decline in the number of C-band subscribers. The decrease for the six months ended June 30, 1999 was partially offset by increased revenue attributable to Turner Vision's retail C-band operations which were acquired by SNG effective February 1, 1998. Retail subscribers purchasing programming from SNG as of June 30, 1999 totaled approximately 1.1 million, a decrease of 50,000, or 5%, during the quarter and a decrease of 167,000, or 14%, during the prior twelve months. During the quarter ended June 30, 1999, the C-band industry declined 3%, decreasing by 55,000 subscribers, and for the twelve month period ended June 30, 1999, the industry decreased by 245,000 subscribers, or 12%.

     Operating expenses, excluding depreciation and amortization, were $77.5 million in the second quarter of 1999, a decrease of $14.9 million, or 16%, compared to the same period in 1998. For the first six months of 1999, operating expenses, excluding depreciation and amortization, decreased $19.3 million, or 11%, over the same period in 1998. The decrease in operating expenses in both periods of 1999 as compared to the previous year's results was due primarily to an overall reduction of expenses related to general subscriber decline and programming fee reductions, partially offset for the six-month period by increased expenses attributable to Turner Vision.

     Depreciation and amortization for the second quarter and first six months of 1999 was $2.2 million and $4.5 million, respectively, relatively unchanged for the quarter and a decrease of $463,000 for the six-month period when compared to the same period in 1998.

UVTV

     The following table sets forth certain financial information for UVTV for the three months and six months ended June 30, 1999 and 1998:


                              Three Months Ended    Six Months Ended
                                   June 30,              June 30.
                              1999        1998(1)  1999        1998(1)
                              ----        ------   ----        ------
                                           (in thousands)

     Revenues                $22,235     $21,513   $44,011     $42,527
     Operating expenses       11,255      10,336    21,273      20,448
     Depreciation and
       amortization              664         651     1,298       1,289
                             -------     -------   -------     -------
     Operating income        $10,316     $10,526   $21,440     $20,790
                             =======     =======   =======     =======

     Operating margin
       percentage (before
       amortization)            46%         49%       49%        49%



(1) The operating results of UVTV have been restated from those presented in previous reports to include the results of operations of the Netlink Wholesale Division, which was acquired on March 1, 1999. The acquisition of the Netlink Wholesale Division was accounted for as a combination of entities under common control, similar to a pooling of interests.


     UVTV's revenues for the three months ended June 30, 1999 were $22.2 million, an increase of $721,000, or 3%, when compared to the same period in 1998. For the six months ended June 30, 1999, revenues were $44.0 million, an increase of $1.5 million, or 3%, from the corresponding 1998 period. As of June 30, 1999, UVTV/WGN subscribers were 46.5 million, an increase of 2.4 million, or 6%, from June 1998.

     Operating expenses, excluding depreciation and amortization, were $11.3 million during the second quarter of 1999, an increase of $918,000, or 9%, from the second quarter of 1998. For the six months ended June 30, 1999, operating expenses, excluding depreciation and amortization were $21.3 million, an increase of $825,000, or 4%, from the corresponding 1998 period.

     Depreciation and amortization in the second quarter and six months ended June 30, 1999 was $664,000 and $1.3 million, respectively, both relatively unchanged compared to the same period in 1998.

Other

     The remaining operations of the United Video Group consist primarily of those of SSDS, TV Guide Enterprise Solutions, SpaceCom Systems and the Television Games Network.

     Revenues for this group of businesses in the second quarter of 1999 were $17.7 million, an increase of $800,000, or 5%, compared to the second quarter of 1998. For the six months ended June 30, 1999, revenues were $32.7 million, a decrease of $1.7 million, or 5%, compared to the corresponding 1998 periods. The increase in revenues for the quarter is primarily attributable to higher SSDS revenues relating to recruiting and integration services. The decrease in revenues for the six-month period is primarily attributable to the termination of TV Guide Enterprise Solutions service agent agreements with program suppliers in the direct broadcast satellite market.

     Operating expenses, excluding depreciation and amortization, increased by $9.5 million, or 72%, during the second quarter of 1999 to $22.7 million from the same period in 1998. Operating expenses, excluding depreciation and amortization, increased by $12.2 million, or 45%, during the first six months of 1999 to $39.6 million from the same period in 1998. The increase in operating expenses for both periods is primarily attributable to funds expended to develop the Television Games Network, which launched in July of 1999. The Company increased its ownership interest in ODS Technologies, a privately held interactive gaming company developing the Television Games Network, in July 1998.

     Depreciation and amortization for the second quarter and first six months of 1999 increased by $584,000, or 45%, and $1.2 million, or 45%, respectively, reflecting amortization of intangible assets acquired in the ODS Technologies acquisition.


Liquidity and Capital Resources

     For the six months ended June 30, 1999, net cash flows from operating activities were $27.6 million ($22.9 million after distributions to minority interests). This cash flow, plus existing cash resources, proceeds from the issuance of $400.0 million in senior subordinated notes, borrowings of $185.3 million under a revolving bank credit facility, proceeds of approximately $131.8 million from the issuance of common shares and from the exercise of stock options, cash received in conjunction with the Liberty Transaction of $8.0 million and net sales and maturities of marketable securities of $5.6 million, were used to fund the Company's investments and acquisitions of $803.5 million, debt issuance costs of $15.5 million, capital expenditures of $12.9 million and net reduction in the Company's capitalized lease obligations and note payable of $797,000.

     At June 30, 1999, the Company's cash, cash equivalents and marketable securities aggregated $78.2 million, a decrease of $83.2 million from that as of December 31, 1998. The above total includes $74.4 million of cash and cash equivalents and marketable securities held by SNG, in which the Company had an approximate 80% ownership interest as of June 30, 1999. As of June 30, 1999, approximately $508,000 of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits exposure to interest rate fluctuations for periods in excess of 18 months.

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

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the TV Guide Transaction cash consideration. Borrowings outstanding under the 364-day revolving credit facility convert to a five-year term loan at maturity. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of June 30, 1999, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $115 million and $300 million, respectively.

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

     As of June 30, 1999, the Company had approximately $603.0 million of long-term debt outstanding (including current portions) and unused borrowing capacity under bank credit facilities of approximately $414.7 million (subject to customary borrowing conditions). In addition, subject to restrictions contained in the bank credit facilities and the indenture governing the notes, the Company may borrow more money for working capital, capital expenditures, acquisitions and other purposes. The Company's significant indebtedness could have important consequences. For example, the Company's ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes may be limited; a large portion of the cash flow of the Company's subsidiaries must be dedicated to the payment of interest on debt and will not be available for financing operations and other business activities; the level of debt and the covenants governing such debt could limit the Company's flexibility in planning for, or reacting to, changes in the Company's business because certain financing options may be limited or prohibited; the Company's degree of leverage may be more than that of competitors, which may place the Company at a competitive disadvantage; and the Company's level of debt may make the Company more vulnerable in the event of a downturn in the Company's business or the economy in general.

     The Company's ability to meet debt service obligations and specified financial ratios and tests will depend on future performance. The Company's future performance, in turn, will be subject to general economic conditions and to financial, business and other factors affecting operations, many of which are beyond its control. In the event of a default under the bank credit facilities, the lenders could terminate their commitments and declare all amounts borrowed, together with accrued interest and other fees, to be due and payable. Borrowings under other debt instruments that contain cross-acceleration or cross-default provisions, including the senior subordinated notes, may also be accelerated and become due and payable. If any of these events should occur, the Company may not be able to pay such amounts.

     SSDS has a revolving credit facility with a bank which provides for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $5.0 million which expires April 30, 2000. Borrowings under this credit facility bear interest at the bank's stated prime rate plus a margin. Outstanding borrowings under the credit facility as of June 30, 1999 were $2.7 million.

     The Company collects in advance a majority of its TV Guide magazine subscription fees, SNG subscription fees and certain of its UVTV superstation and TV Guide Networks' revenues. As of June 30, 1999, the unearned portion of all prepayments totaled $339.3 million, of which approximately $240.2 million, or 71%, was attributable to TV Guide magazine and approximately $92.8 million, or 27%, was attributable to SNG. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and TV Guide Networks in 1992, the Company was obligated for net minimum lease payments aggregating $14.9 million as of June 30, 1999, a reduction of $1.8 million, or 11%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.7 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $6.3 million in operating expenses, net of sublease revenue, during the six months ended June 30, 1999.

     Capital expenditures during the six months ended June 30, 1999, of $12.9 million were principally attributable to the expansion of the Company's teleport facilities, purchase of control units provided to TV Guide Network's cable television customers, data processing equipment and systems and furniture, fixtures and facilities used by the Company.

     The Company is currently reassessing its business initiatives and associated capital expenditure requirements for the remainder of 1999.

     At the discretion of its management committee and in keeping with certain TVG debt covenants, SNG makes periodic cash distributions to its members. During the six months ended June 30, 1999, cash distributions to minority interests in SNG aggregated $4.7 million.

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

     On July 29, 1999, the Company announced that it had received notification from Source Media, Inc. of their intent not to pursue the previously announced transaction to form a joint venture to pursue development of local content and interactive services for the cable television and satellite markets. See Note 4 to the financial statements included herein.

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

     The year 2000 project involves a four-phase approach to determining year 2000 readiness of the Company's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 was completed in May 1999. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Presently, Phase 2 is 97% complete. Phase 3, Testing, involves testing the Company's systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 3 is 95% complete with the balance scheduled for completion by September 1999. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service. Phase 4 is 89% complete with the balance due for completion by September 1999. The completion dates set forth above are based on the Company's current expectations. However, due to the uncertainties inherent in year 2000 remediation, there can be no assurance that the projects will be completed on such dates.

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

     The Company is in the process of developing contingency plans on all critical processes to minimize the impact of any year 2000 related interruption. These plans are near completion and completion is expected during August 1999.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes is primarily related to variable rate debt issued under its $300 million six-year revolving credit facility and $300 million 364-day revolving credit facility, both of which were entered into in conjunction with the TV Guide Transaction. Borrowings under the 364-day revolving credit facility convert to a five-year term loan at maturity. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and cash flow are affected by interest rate fluctuations. At June 30, 1999, the Company had $185 million outstanding under the six-year revolving credit facility and no borrowings outstanding under the 364-day revolving credit facility. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $1.9 million in interest expense and a corresponding decrease or increase of $1.9 million in the Company's cash flow before income taxes.

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

     On August 3, 1999, Source Media, Inc. ("Source") filed an action in the District Court, Dallas County, Texas asserting breach of the Non-Disclosure Agreement dated September 15, 1998 between the Company and Source, seeking damages and injunctive relief. While the Company prepares its response, the parties have engaged in settlement discussions. The Company has not provided for any potential loss as a result of this litigation.

ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Company's annual meeting of stockholders held on July 29, 1999, the Company submitted for vote of the stockholders the following matters; 827,006,384 votes of the Company's Class A Common Stock and Class B Common Stock were entitled to be voted at the meeting and 820,975,722 votes of the shares were present in person or by proxy:

     a. the election of directors to serve until the annual meeting of stockholders in 2000. The nominees recommended by management and the board of directors were all elected.

          Votes for the directors were as follows:

                                            For          Withheld
                                            ---          --------

          Joachim Kiener                820,604,097       371,625
          Peter C. Boylan III           820,604,097       371,625
          Robert R. Bennett             820,604,097       371,625
          Chase Carey                   820,604,097       371,625
          Peter Chernin                 820,604,097       371,625
          Nicholas Donatiello, Jr.      820,604,097       371,625
          Gary S. Howard                820,604,097       371,625
          Larry E. Romrell              820,604,097       371,625
          J. David Wargo                820,604,097       371,625

     b. the ratification and selection by the Board of Directors of KPMG LLP as the Company's independent auditors for the year ending December 31, 1999. The selection was ratified with 820,972,947 votes for, 2,425 votes against and 350 votes abstaining.


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits


Exhibit
  No.                    Exhibit Description


12.1 **   Computation of Ratio of Earnings to Fixed Charges
27.1 **   Financial Data Schedule - Six months ended June 30, 1999

-----------
** Filed herewith



     b.   Reports on Form 8-K

          On June 11, 1999, the Company filed a report on Form 8-K which included certain pro forma financial information for the quarter ended March 31, 1999.

          No other reports were filed on Form 8-K during the second quarter of 1999.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TV Guide, Inc.
                                            (Registrant)




Date:  August 13, 1999           By:    /s/ Peter C. Boylan III
                                     -------------------------------
                                           Peter C. Boylan III
                                             President and
                                         Chief Operating Officer




                                 By:       /s/ Craig M. Waggy
                                      ------------------------------
                                            Craig M. Waggy
                                       Senior Vice President and
                                        Chief Financial Officer