Form 10-Q
period 1999-09-30
TV GUIDE INC
filed 1999-11-12
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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
Yes  X   No
    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of November 8, 1999:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             77,226,248
Class B Common Stock $.01 Par Value             74,993,176

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            TV GUIDE, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
              (In thousands, except per share amounts)

                                           September 30,   December 31,
                                               1999           1998
                                               ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                $   93,758       $155,644
  Marketable securities, at fair value          9,136          5,804
  Accounts receivable, net of allowance
    for doubtful accounts                     280,157         64,632
  Inventory                                    21,847          1,220
  Prepaid expenses and other                   33,962          4,948
  Deferred tax asset                            4,296          1,811
                                           ----------       --------
Total current assets                          443,156        234,059

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 58,771         45,762
Intangible assets, net of accumulated
  amortization                              2,801,539        113,523
Other assets, net of accumulated
  amortization                                 28,010         19,162
                                           ----------       --------
Total assets                               $3,331,476       $412,506
                                           ==========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   70,816       $  5,655
  Accrued liabilities                         129,016         57,365
  Note payable and current portion of
    capital lease obligations                   7,366          5,463
  Customer prepayments                        287,501        109,929
                                           ----------       --------
Total current liabilities                     494,699        178,412

Deferred tax liability                        650,314         17,280
Long-term deferred subscription
  revenue                                      62,315             --
Capital lease obligations and
  long-term debt                              625,321         13,007
Other long-term liabilities                       756            367
Minority interest                               7,191          3,596

Stockholders' equity:
  Preferred stock, $.01 par value                  --             --
  Class A common stock, $.01 par value            771            479
  Class B common stock, $.01 par value            750            375
  Additional paid-in capital                1,285,011         22,191
  Accumulated other comprehensive
    earnings (loss), net of tax                 3,577            (54)
  Retained earnings                           200,771        176,853
                                           ----------       --------
Total stockholders' equity                  1,490,880        199,844
                                           ----------       --------
Total liabilities and stockholders'
  equity                                   $3,331,476       $412,506
                                           ==========       ========


        1998 amounts have been restated for pooling of interests.
                        See accompanying notes.

                            TV GUIDE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                            Three Months Ended      Nine Months Ended
                              September 30,           September 30,
                             1999        1998       1999        1998
                             ----        ----       ----        ----
Revenues:
  Satellite-delivered
    programming services   $126,959    $139,386   $387,793    $402,016
  Magazine subscription
    and newsstand sales     104,947          --    242,372          --
  Advertising sales          55,172       9,762    144,426      28,871
  Systems integration
    services                  9,908      10,880     30,224      30,039
  Other                       5,645        (598)    12,624        (287)
                           --------    --------   --------    --------
                            302,631     159,430    817,439     460,639
Operating expenses:
  Programming, printing,
    distribution and
    delivery                173,345      83,129    448,987     247,393
  Selling, general
    and administrative       76,394      36,800    201,911     110,767
  Depreciation and
    amortization             34,689       7,300     85,971      20,900
                           --------    --------   --------    --------
                            284,428     127,229    736,869     379,060
                           --------    --------   --------    --------
Operating income             18,203      32,201     80,570      81,579

Gain on issuance of
  equity by subsidiary           --          --         --      39,225
Interest expense            (12,334)       (352)   (30,687)     (1,286)
Other income, net             1,728       1,418      3,243       4,604
                           --------     -------   --------    --------
Income before income
  taxes and minority
  interest                    7,597      33,267     53,126     124,122
Provision for income
  taxes                      (3,473)    (12,012)   (19,119)    (46,059)
Minority interest in
 earnings                    (2,806)       (195)   (10,091)       (126)
                           --------    --------   --------    --------
Net income                 $  1,318    $ 21,060   $ 23,916    $ 77,937
                           ========    ========   ========    ========

Net income per share:
  Basic                    $    .01    $   0.25   $    .17    $   0.91
  Diluted                  $    .01    $   0.24   $    .17    $   0.90


          1998 amounts have been restated for pooling of interests.
                          See accompanying notes.

                              TV GUIDE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                            (In thousands)

                                                 Nine Months Ended
                                                    September 30,
                                                  1999        1998
                                                  ----        ----
Operating activities:
Net income                                    $  23,916    $ 77,937
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Gain on issuance of equity by
      subsidiary                                     --     (39,225)
    Depreciation and amortization                85,971      20,900
    Minority interest in earnings                10,091         126
    Deferred income taxes                       (22,507)     16,977
    Other                                         2,677        (239)
    Changes in operating assets and
      liabilities, net of the effect
      of acquisitions:
        Accounts receivable                     (68,293)      9,118
        Inventory                                18,681         868
        Prepaid expenses and other              (10,573)     (3,093)
        Accounts payable                            761      (4,229)
        Accrued liabilities                      29,161         824
        Customer prepayments                    (26,578)      2,186
                                              ---------    --------
Net cash provided by operating activities        43,307      82,150

Investing activities:
  Investments and acquisitions, net of
    cash acquired                              (815,876)    (38,651)
  Capital expenditures                          (21,328)     (6,461)
  Purchases of marketable securities             (3,548)    (73,409)
  Sales of marketable securities                  4,812      54,551
  Maturities of marketable securities             1,104      87,427
  Other                                          (1,675)        506
                                              ---------    --------
Net cash provided by (used in)
  investing activities                         (836,511)     23,963

Financing activities:
  Issuance of senior subordinated notes         400,000          --
  Borrowings under bank credit facilities       215,300          --
  Debt issuance costs                           (15,590)         --
  Repayment of note payable, capital lease
    obligations and long-term debt               (1,083)    (10,326)
  Issuance of common stock                      132,646         876
  Repurchase of common stock                         --     (15,238)
  Contributions from (distributions to)
    Liberty-Netlink Wholesale Division            7,971      (8,635)
  Distributions to minority interests            (7,544)       (408)
  Other                                            (382)        (86)
                                              ---------    --------
Net cash provided by (used in) financing
  activities                                    731,318     (33,817)
                                              ---------    --------

Net increase (decrease) in cash and cash
  equivalents                                   (61,886)     72,296
Cash and cash equivalents at beginning of
  period                                        155,644      32,556
                                              ---------    --------
Cash and cash equivalents at end of period    $  93,758    $104,852
                                              =========    ========

Supplemental disclosures of cash
  flow information:
    Interest paid                             $  10,607    $  2,779
    Income taxes paid                         $  46,216    $ 27,370


         1998 amounts have been restated for pooling of interests.
                          See accompanying notes.

                             TV GUIDE, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                           SEPTEMBER 30, 1999



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

     The accompanying interim financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position of the Company and its results of operations and cash flows for such periods. Operating results for any interim period are not necessarily indicative of the results that may be expected for the full year. The financial statements for periods prior to March 1, 1999 have been restated to reflect a transaction with Liberty that has been accounted for as a combination of entities under common control, similar to a pooling of interests. See Note 3.

     Certain financial statement items for prior periods have been reclassified to conform to the 1999 presentation. The condensed consolidated financial statements should be read in conjunction with the historical and supplemental consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.   Gemstar Merger

     On October 4, 1999, the Company and Gemstar International Group Limited ("Gemstar") announced that they had entered into a definitive merger agreement under which the Company will become a wholly owned subsidiary of Gemstar. Under the merger agreement, the Company's stockholders will receive .6573 shares of Gemstar common stock for each share of TV Guide Class A and B Common Stock. The exchange ratio is not subject to adjustment. The transaction, which is expected to close in the first half of 2000, is subject to stockholder and regulatory approvals.


3.   Investments and Acquisitions

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

     Assets:
       Current assets                             $  189,995
       Property, plant and equipment                  10,000
       Intangible assets                           2,732,074
       Other assets                                      176
                                                  ----------
                                                   2,932,245
     Liabilities:
       Current liabilities                           358,334
       Deferred tax liability                        650,985
       Other long-term liabilities                       395
                                                  ----------
     Net purchase price                           $1,922,531
                                                  ==========


     Intangible assets are comprised of the following amounts and lives (in thousands):

     Acquired subscriber accounts     $  108,800         3 years
     Trademarks and patents           $  390,600     17-40 years
     Publishing rights                $1,265,900        40 years
     Goodwill                         $  966,774        40 years

     The above allocation of purchase price is based on an independent evaluation of the assets acquired. This allocation differs from that reported in previous quarterly reports, which was based on preliminary information.

     In connection with the TV Guide Transaction, the Company provided a reserve for approximately $15 million of costs related primarily to the planned termination of certain employees and the relocation of certain operations. During the quarter ended September 30, 1999, the Company charged approximately $1 million of severance costs to such reserves and $14 million is included in accrued liabilities at September 30, 1999. The Company is still finalizing its plans with respect to integrating the operations of the companies and evaluating the extent to which the remaining purchase reserves will be required. The final assessment is expected to be completed in the near term.

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

     The following pro forma financial information reflects the Company's results of operations for the nine months ended September 30, 1999 and 1998 as though the businesses acquired in the TV Guide Transaction, the Turner Vision Acquisition and the ODS Technologies Acquisition had been acquired as of January 1, 1998, excluding the gain recognized by the Company as a result of the Turner Vision Acquisition (in thousands):

                                             1999           1998
                                             ----           ----
     Pro forma:
       Revenues                            $936,296       $935,010
       Net income                            23,608         33,486
       Net income per share:
         Basic                             $   0.16       $   0.22
         Diluted                               0.15           0.22

4.   Long-Term Debt and Credit Arrangements

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the cash consideration for the TV Guide Transaction. Borrowings outstanding under the 364-day revolving credit facility convert to a five-year term loan at maturity. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of September 30, 1999, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $84.7 million and $300.0 million, respectively.

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

     SSDS, Inc. ("SSDS") has a revolving credit facility with a bank which provides for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $5.0 million. The credit facility expires April 30, 2000 and is secured by substantially all of SSDS's assets. Borrowings under this credit facility bear interest at the bank's stated prime rate plus a margin. Outstanding borrowings under the credit facility as of September 30, 1999 were $3.4 million and are classified as current liabilities. SSDS is not in compliance with certain financial covenants contained in the credit agreement, but has received appropriate waivers.

5.   Contingencies

     On October 8, 1993, the Company received correspondence from StarSight Telecast, Inc. ("StarSight"), now a wholly owned subsidiary of Gemstar , bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program schedule services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 6, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original Complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint seeking damages and injunctive relief. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the other two patents identified in the original complaint and the five patents licensed to StarSight are not infringed by the Company. On March 20, 1995, StarSight filed an Answer to the Amended and Supplemental Complaint, reasserting its charge of infringement of the 121 Patent. In December 1995, StarSight moved to file an amended answer to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. Trial of validity and inequitable conduct unenforceability of the 121 Patent, and alleged infringement by the Prevue Express product of the 121 Patent, commenced May 8, 1996. Proceedings on all issues other than liability with respect to the 121 Patent had been stayed. Over the course of the subsequent two and one-half years, the Court heard approximately 20 days of testimony, which concluded on July 7, 1998. The trial was continued at various times at the parties' request to allow the parties to assess the litigation and consider settlement possibilities. Although the parties announced a settlement as part of a business deal on January 20, 1998, it was never finalized, and no settlement was reached. The parties submitted post-trial papers in September and October 1998, and presented closing arguments to the Court on November 12, 1998. The case has been submitted to the Court and the parties are awaiting a decision on the issues of infringement and validity of the 121 Patent. Shortly before the closing arguments, on November 9, 1998, StarSight moved to dismiss the case asserting that the Company had abandoned the Prevue Express product at issue in the case and that the Court therefore lacked subject matter jurisdiction over the matter. The Company opposed the motion on November 12, 1998. The Court did not issue a decision on that motion. On February 19, 1999 the District Court entered Partial Findings of Fact and Conclusions of Law determining that the 121 Patent is not unenforceable by reason of inequitable conduct. The Court referred the case to a Magistrate Judge for settlement conference purposes prior to the Court entering additional findings of fact and conclusions of law with respect to the remaining issues tried. On October 4, 1999, the Company and Gemstar announced that they had entered into a definitive merger agreement under which TV Guide, Inc. will become a wholly owned subsidiary of Gemstar, subject to shareholder and regulatory approval. The Company expects that the litigation with Gemstar and its affiliates will be dismissed in connection with the closing of the transaction with Gemstar. Were that transaction not to close, there could be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     On July 24, 1998, Gemstar and StarSight filed an action in the U.S. District Court for the Northern District of California asserting infringement by the Company's TV Guide Networks, Inc. subsidiary (formerly Prevue Networks, Inc.) of the 121 Patent and U.S. Patent No. 4,751,578 (the "578 patent") seeking damages and injunctive relief. The original Complaint did not specify a product accused of infringement. On September 30, 1998, Gemstar and StarSight filed an Amended Complaint adding SuperGuide Corporation ("SuperGuide") as a plaintiff, Tele-Communications, Inc. ("TCI") as a defendant, and specifying TV Guide Interactive as the allegedly infringing product. TCI Communications, Inc. was subsequently substituted for TCI. TV Guide Networks answered the Amended Complaint on October 15, 1998, asserting the defenses of non-infringement, invalidity and estoppel with respect to both the 121 and 578 Patents, and inequitable conduct unenforceability with respect to the 121 Patent. In addition, TV Guide Networks asserted that StarSight had violated the antitrust laws. On August 7, 1998, TV Guide Networks moved to transfer this action to the U.S. District Court for the Northern District of Oklahoma. On February 2, 1999, the California Court granted TV Guide Networks' motion to transfer. On December 23, 1998, Gemstar, StarSight and SuperGuide filed a motion before the Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer for pretrial proceedings this action and four other patent infringement lawsuits Gemstar and its affiliated companies have pending with manufacturers of cable television set-top boxes. In their motion, Gemstar and its affiliates suggested either the Central or Northern District of California as the appropriate venue for pretrial proceedings. TV Guide Networks opposed the motion for consolidation. A hearing on the motion to consolidate and transfer took place on March 26, 1999. On January 22, 1999, Gemstar, StarSight and SuperGuide filed a motion requesting a stay of the action against TV Guide Networks and TCI Communications, Inc. pending a decision by the JPML on their motion to consolidate and transfer. On February 2, 1999, the Court deemed the motion to stay to be moot in light of its decision to transfer the action on TV Guide Networks' motion to the Northern District of Oklahoma. On March 22, 1999, the transferred case in the Northern District of Oklahoma was referred to a Magistrate Judge for settlement conference purposes. On April 26, 1999, the JPML denied the motion to transfer the action pending in the Northern District of Oklahoma to another district court for pretrial proceedings. The JPML also ordered that the cases against the manufacturers of cable set-top boxes be transferred to the Northern District of Georgia for pretrial proceedings. As discussed above, the Company expects that this litigation will be dismissed in connection with the closing of the merger transaction with Gemstar. Were that transaction not to close, there could be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, the State has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. The Company has provided a reserve of $275,000 for certain matters associated with the State's claim. No provision has been made in the Company's financial statements for the remainder of the State's claim and the Company has not collected from its customers or remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. The remaining issues raised by the motion are still pending and will be heard on December 14, 1999. If the Company's motion is not granted, it is anticipated that a trial date may be scheduled. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, the ultimate resolution, which may occur within one year, could result in a loss of up to $4.2 million.

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

6.   Earnings Per Share


     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):



                            Quarter Ended September 30             Nine Months Ended September 30
                         1999                1998               1999                1998
                         ----                ----               ----                ----
                              Per Share            Per Share         Per Share            Per Share
                                Amount              Amount             Amount              Amount
                               --------            --------           --------            --------




Net income             $  1,318            $ 21,060           $ 23,916            $ 77,937
                       ========            ========           ========            ========

Weighted average
  number of shares
  of common stock
  outstanding           152,107   $0.01      85,908   $0.25    137,252   $0.17      86,073   $0.91
                                  =====               =====              =====               =====

Effect of dilutive
  securities -
  stock options           1,655                 731              1,681                 976
                       --------             -------           --------              ------

Weighted average
  number of shares
  of common stock
  and dilutive
  potential
  common shares         153,762   $0.01      86,639   $0.24    138,933   $0.17      87,049   $0.90
                        =======   =====      ======   =====    =======   =====      ======   =====




7.   Segment Information

     Segment information has been prepared in accordance with Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company categorizes its businesses into three groups for internal reporting purposes: TV Guide Magazine Group, TV Guide Entertainment Group and United Video Group. The Company has four reportable segments as defined by Statement 131: print program listings guide services (TV Guide Magazine Group); electronic program promotion and guide services (TV Guide Entertainment Group); and home satellite dish services (SNG) and satellite distribution of video entertainment services (UVTV), both of which are included in the United Video Group. TV Guide Magazine Group distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators.
TV Guide Entertainment Group markets electronic programming guide and promotion channels and services to cable television systems and other multi-channel video programming distributors. United Video Group includes SNG, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market, and UVTV, which markets and distributes to programming distributors certain video and audio services. United Video Group also operates businesses that provide software development and systems integration services and satellite transmission services for private networks and holds certain other investments.

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

     Segment information for each of the quarters ended September 30, 1999 and 1998 is as follows:



                         TV         TV Guide United     United     United
                         Guide      Enter-   Video      Video      Video
                         Magazine   tainment Group-     Group-     Group-
                         Group      Group    SNG        UVTV       Other        Eliminations Consolidated


1999

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $ 10,287 $ 95,586   $ 13,323   $   7,763    $        --  $  126,959
  Magazine subscription
   and newsstand sales      104,947       --       --         --          --             --     104,947
  Advertising sales          42,535   12,637       --         --          --             --      55,172
  Systems integration
   services                      --       --       --         --       9,908             --       9,908
  Other                       5,613       --       --         --          32             --       5,645
Intersegment revenues         1,302       --       --      6,851          --         (8,153)         --
                         ---------- -------- --------   --------   ---------    -----------  ----------
  Total revenues            154,397   22,924   95,586     20,174      17,703         (8,153)    302,631

Operating expenses,
 excluding
 depreciation
 and amortization           118,136   21,693   78,424     11,902      27,737         (8,153)    249,739
                         ---------- -------- --------   --------   ---------    -----------  ----------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $   36,261 $  1,231 $ 17,162   $  8,272   $ (10,034)   $        --      52,892
                         ========== ======== ========   ========   =========    ===========

Depreciation and
 amortization                                                                                   (34,689)
Interest expense                                                                                (12,334)
Other income, net                                                                                 1,728
                                                                                             ----------
Income before income
 taxes and minority
 interest                                                                                    $    7,597
                                                                                             ==========

Segment assets           $2,948,180 $ 78,243 $144,472   $ 84,408   $ 129,636    $   (53,463) $3,331,476
                         ========== ======== ========   ========   =========    ===========  ==========

1998

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $ 10,101 $106,031   $ 15,298   $   7,956    $        --  $  139,386
  Advertising sales              --    9,762       --         --          --             --       9,762
  Systems integration
   services                      --       --       --         --      10,880             --      10,880
  Other                          --       --       --         --        (598)            --        (598)
Intersegment revenues            --       --       --      5,923          --         (5,923)         --
                         ---------- -------- --------   --------   ---------    -----------  ----------
  Total revenues                 --   19,863  106,031     21,221      18,238         (5,923)    159,430

Operating expenses,
 excluding
 depreciation
 and amortization                --   12,311   86,923      9,818      16,800         (5,923)    119,929
                         ---------- -------- --------   --------   ---------    -----------  ----------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $       -- $  7,552 $ 19,108   $ 11,403   $   1,438    $        --      39,501
                         ========== ======== ========   ========   =========    ===========

Depreciation and
 amortization                                                                                    (7,300)
Interest expense                                                                                   (352)
Other income, net                                                                                 1,418
                                                                                             ----------
Income before income
 taxes and minority
 interest                                                                                    $   33,267
                                                                                             ==========




     Segment information for each of the nine-month periods ended
September 30, 1999 and 1998 is as follows:



                         TV         TV Guide United     United     United
                         Guide      Enter-   Video      Video      Video
                         Magazine   tainment Group-     Group-     Group-
                         Group      Group    SNG        UVTV       Other       Eliminations Consolidated


1999

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $ 30,458 $293,411   $ 44,012   $ 19,912    $        --  $  387,793
  Magazine subscription
   and newsstand sales      242,372       --       --         --         --             --     242,372
  Advertising sales         108,637   35,789       --         --         --             --     144,426
  Systems integration
   services                      --       --       --         --     30,224             --      30,224
  Other                      12,398       --       --         --        226             --      12,624
Intersegment revenues         1,302       --       --     20,173         --        (21,475)         --
                         ---------- -------- --------   --------   --------    -----------  ----------
  Total revenues            364,709   66,247  293,411     64,185     50,362        (21,475)    817,439

Operating expenses,
 excluding
 depreciation
 and amortization           276,277   58,269  237,347     33,175     67,305        (21,475)    650,898
                         ---------- -------- --------   --------   --------    -----------  ----------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $   88,432 $  7,978 $ 56,064   $ 31,010   $(16,943)   $        --     166,541
                         ========== ======== ========   ========   ========    ===========

Depreciation and
 amortization                                                                                  (85,971)
Interest expense                                                                               (30,687)
Other income, net                                                                                3,243
                                                                                            ----------
Income before income
 taxes and minority
 interest                                                                                   $   53,126
                                                                                            ==========


1998

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $ 27,150 $306,457   $ 45,540   $ 22,869    $        --  $  402,016
  Advertising sales              --   28,871       --         --         --             --      28,871
  Systems integration
   services                      --       --       --         --     30,039             --      30,039
  Other                          --       --       --         --       (287)            --        (287)
Intersegment revenues            --       --       --     18,208         --        (18,208)         --
                         ---------- -------- --------   --------   --------    -----------  ----------
  Total revenues                 --   56,021  306,457     63,748     52,621        (18,208)    460,639

Operating expenses,
 excluding
 depreciation
 and amortization                --   36,769  265,152     30,266     44,181        (18,208)    358,160
                         ---------- -------- --------   --------   --------    -----------  ----------

Earnings before
 interest, income
 taxes,
 depreciation and
 amortization            $       -- $ 19,252 $ 41,305   $ 33,482   $  8,440    $        --     102,479
                         ========== ======== ========   ========   ========    ===========

Depreciation and
 amortization                                                                                  (20,900)
Gain on issuance of
 equity by subsidiary                                                                           39,225
Interest expense                                                                                (1,286)
Other income, net                                                                                4,604
                                                                                            ----------
Income before income
 taxes and minority
 interest                                                                                   $  124,122
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

8.   Comprehensive Income

     Comprehensive income comprises net income plus unrealized holding gains and losses on available-for-sale securities, net of related tax effects. Comprehensive income for the three months ended September 30, 1999 and 1998 was $4.7 million and $24.9 million, respectively, and for the nine months ended September 30, 1999 and 1998 was $27.5 million and $85.6 million, respectively.


9.   Supplemental Guarantor Information

     In connection with the TV Guide Transaction, TVG issued $400 million in aggregate principal amount of its senior subordinated notes due 2009, which are not callable until 2004. A group of TVG's subsidiaries (the "Guarantors") guaranteed the senior subordinated indebtedness. Supplemental condensed combining financial information of TVG, the Guarantors and the remainder of TVG's consolidated group (the "Non-Guarantors") is presented below.

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


          SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                    AS OF SEPTEMBER 30, 1999
                         (In thousands)



                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


ASSETS
Current assets:
  Cash and cash
    equivalents           $       --  $   12,578    $ 81,180      $        --   $   93,758
  Marketable securities,
    at fair value                 --       9,136          --               --        9,136
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                      --     241,458      38,699               --      280,157
  Accounts and notes
    receivable from
    affiliates                    --     108,637       4,651         (113,288)          --
  Other current assets            --      51,206       8,899               --       60,105
                          ----------  ----------    --------      -----------   ----------
     Total current
      assets                      --     423,015     133,429         (113,288)     443,156

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization                    --      45,713      13,058               --       58,771
Intangible assets, net
  of accumulated
  amortization                    --   2,693,804     107,735               --    2,801,539
Investment in
  subsidiaries, at
  equity                   2,154,951          --          --       (2,154,951)          --
Other assets, net of
  accumulated
  amortization                14,518      12,973         521               (2)      28,010
                          ----------  ----------    --------      -----------   ----------
Total assets              $2,169,469  $3,175,505    $254,743      $(2,268,241)  $3,331,476
                          ==========  ==========    ========      ===========   ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable        $       --  $   66,338    $  4,478      $        --   $   70,816
  Accounts and notes
    payable to
    affiliates                59,823      17,608      35,857         (113,288)          --
  Accrued liabilities          3,466      74,219      51,331               --      129,016
  Note payable and
    current portion
    of capital lease
    obligations                   --       3,947       3,421               (2)       7,366
  Customer prepayments            --     193,136      94,365               --      287,501
                          ----------  ----------    --------      -----------   ----------
      Total current
        liabilities           63,289     355,248     189,452         (113,290)     494,699

Deferred tax
  liability and other
  long-term
  liabilities                     --     699,985      13,400               --      713,385
Capital lease
  obligations and
  long-term debt             615,300     625,321          --         (615,300)     625,321
Minority interest                 --          --       4,031            3,160        7,191
Stockholders' equity:
  Common stock                 1,521      35,696         211          (35,907)       1,521
  Other stockholders'
    equity                 1,489,359   1,459,255      47,649       (1,506,904)   1,489,359
                          ----------  ----------    --------      -----------   ----------
      Total stock-
        holders' equity    1,490,880   1,494,951      47,860       (1,542,811)   1,490,880
                          ----------  ----------    --------      -----------   ----------
Total liabilities and
  stockholders' equity    $2,169,469  $3,175,505    $254,743      $(2,268,241)  $3,331,476
                          ==========  ==========    ========      ===========   ==========

                                  15



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                    QUARTER ENDED SEPTEMBER 30, 1999
                             (In thousands)


                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services   $    --     $ 28,194     $104,861      $ (6,096)    $126,959
  Magazine subscription
   and newsstand sales         --      106,249           --        (1,302)     104,947
  Advertising sales            --       55,172           --            --       55,172
  Systems integration
   services                    --           --        9,908            --        9,908
  Other                        --        5,613           32            --        5,645
                          -------     --------     --------      --------     --------
                               --      195,228      114,801        (7,398)     302,631

Operating expenses:
  Programming, printing,
   distribution and
   delivery                    --      103,592       77,151        (7,398)     173,345
  Selling, general and
   administrative              --       45,306       31,088            --       76,394
  Depreciation and
   amortization                --       30,101        4,588            --       34,689
                          -------     --------     --------      --------     --------
                               --      178,999      112,827        (7,398)     284,428
                          -------     --------     --------      --------     --------

Operating income               --       16,229        1,974            --       18,203

Interest expense          (12,032)     (12,200)         (53)       11,951      (12,334)
Other income, net          13,350        1,201          527       (13,350)       1,728
                          -------     --------     --------      --------     --------
Income before income
  taxes and minority
  interest                  1,318        5,230        2,448        (1,399)       7,597
(Provision) benefit for
  income taxes                 --        1,081       (4,554)           --       (3,473)
Minority interest in
  (earnings) losses            --           --       (3,414)          608       (2,806)
                          -------     --------     --------      --------     --------
Net income                $ 1,318     $  6,311     $ (5,520)     $   (791)    $  1,318
                          =======     ========     ========      ========     ========




        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1999
                            (In thousands)



                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services   $     --    $ 86,953     $320,258      $(19,418)    $387,793
  Magazine subscription
   and newsstand sales          --     243,674           --        (1,302)     242,372
  Advertising sales             --     144,426           --            --      144,426
  Systems integration
   services                     --          --       30,224            --       30,224
  Other                         --      12,398          226            --       12,624
                          --------    --------     --------      --------     --------
                                --     487,451      350,708       (20,720)     817,439

Operating expenses:
  Programming, printing,
   distribution and
   delivery                     --     244,221      225,486       (20,720)     448,987
  Selling, general and
   administrative               --     115,814       86,097            --      201,911
  Depreciation and
   amortization                 --      72,031       13,940            --       85,971
                          --------    --------     --------      --------     --------
                                --     432,066      325,523       (20,720)     736,869
                          --------    --------     --------      --------     --------

Operating income                --      55,385       25,185            --       80,570

Interest expense           (29,777)    (30,495)        (111)       29,696      (30,687)
Other income, net           53,693       1,878        1,365       (53,693)       3,243
                          --------    --------     --------      --------     --------
Income before income
  taxes and minority
  interest                  23,916      26,768       26,439       (23,997)      53,126
Provision for income
  taxes                         --      (3,400)     (15,719)           --      (19,119)
Minority interest in
  (earnings) losses             --          --      (11,225)        1,134      (10,091)
                          --------    --------     --------      --------     --------
Net income                $ 23,916    $ 23,368     $   (505)     $(22,863)    $ 23,916
                          ========    ========     ========      ========     ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                    QUARTER ENDED SEPTEMBER 30, 1998
                            (In thousands)


                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services   $    --     $ 28,970     $116,339      $ (5,923)    $139,386
  Advertising sales            --        9,762           --            --        9,762
  Systems integration
   services                    --           --       10,880            --       10,880
  Other                        --           --         (598)           --         (598)
                          -------     --------     --------      --------     --------
                               --       38,732      126,621        (5,923)     159,430

Operating expenses:
  Programming, printing,
   distribution and
   delivery                    --        8,792       80,260        (5,923)      83,129
  Selling, general and
   administrative              --       11,777       25,023            --       36,800
  Depreciation and
   amortization                --        2,854        4,446            --        7,300
                          -------     --------     --------      --------     --------
                               --       23,423      109,729        (5,923)     127,229
                          -------     --------     --------      --------     --------

Operating income               --       15,309       16,892            --       32,201

Interest expense               --         (314)         (38)           --         (352)
Other income, net          21,060         (374)       1,792       (21,060)       1,418
                          -------     --------     --------      --------     --------
Income before income
  taxes and minority
  interest                 21,060       14,621       18,646       (21,060)      33,267
Provision for income
  taxes                        --       (4,231)      (7,781)           --      (12,012)
Minority interest in
  (earnings) losses            --           --           --          (195)        (195)
                          -------     --------     --------      --------     --------
Net income                $21,060     $ 10,390     $ 10,865      $(21,255)    $ 21,060
                          =======     ========     ========      ========     ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                 NINE MONTHS ENDED SEPTEMBER 30, 1998
                           (In thousands)


                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations  Consolidated


Revenues:
  Satellite-delivered
   programming services   $    --     $ 83,935     $336,289      $(18,208)     $402,016
  Advertising sales            --       28,871           --            --        28,871
  Systems integration
   services                    --           --       30,039            --        30,039
  Other                        --           --         (287)           --          (287)
                          -------     --------     --------      --------      --------
                               --      112,806      366,041       (18,208)      460,639

Operating expenses:
  Programming, printing,
   distribution and
   delivery                    --       25,815      239,786       (18,208)      247,393
  Selling, general and
   administrative              --       37,126       73,641            --       110,767
  Depreciation and
   amortization                --        7,848       13,052            --        20,900
                          -------     --------     --------      --------      --------
                               --       70,789      326,479       (18,208)      379,060
                          -------     --------     --------      --------      --------

Operating income               --       42,017       39,562            --        81,579

Gain on issuance of
  equity by
  subsidiary                   --           --       39,225            --        39,225
Interest expense               --         (988)        (298)           --        (1,286)
Other income, net          77,937        1,222        3,382       (77,937)        4,604
                          -------     --------     --------      --------      --------
Income before income
  taxes and minority
  interest                 77,937       42,251       81,871       (77,937)      124,122
Provision for income
  taxes                        --      (14,202)     (31,857)           --       (46,059)
Minority interest in
  losses                       --           --           --          (126)         (126)
                          -------     --------     --------      --------      --------
Net income                $77,937     $ 28,049     $ 50,014      $(78,063)     $ 77,937
                          =======     ========     ========      ========      ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                            (In thousands)


                          The        Guarantor    Non-Guarantor
                          Company    Subsidiaries Subsidiaries  Eliminations Consolidated


Net cash provided by
  operating activities    $      --  $ 14,084     $ 29,160      $     63     $  43,307

Investing activities:
  Investments and
    acquisitions, net
    of cash acquired       (808,046)  (16,151)         275         8,046      (815,876)
  Capital expenditures           --   (16,005)      (5,457)          134       (21,328)
  Purchases of market-
    able securities              --    (3,200)        (348)           --        (3,548)
  Sales and maturities
    of marketable
    securities                   --        --        5,916            --         5,916
  Other                          --     1,535       (2,978)         (232)       (1,675)
                          ---------  --------     --------      --------     ---------
Net cash used in
  investing
  activities               (808,046)  (33,821)      (2,592)        7,948      (836,511)

Financing activities:
  Issuance of senior
    subordinated notes      400,000        --           --            --       400,000
  Borrowings under
    bank credit
    facilities              215,300        --           --            --       215,300
  Debt issuance
    costs                   (15,590)       --           --            --       (15,590)
  Borrowings
    (repayments) of
    note payable,
    capital lease
    obligations and
    long-term debt               --    (2,785)       1,667            35        (1,083)
  Capital stock
    transactions, net       132,646        --        8,046        (8,046)      132,646
  Contributions from
    Liberty/Netlink
    Wholesale
    Division                     --     6,476        1,495            --         7,971
  Distributions to
    minority interests           --        --       (7,544)           --        (7,544)
  Intercompany
    transfers                75,690   (75,524)        (166)           --            --
  Other                          --        --         (382)           --          (382)
                          ---------  --------     --------      --------     ---------
Net cash provided by
  (used in) financing
  activities                808,046   (71,833)       3,116        (8,011)      731,318
                          ---------  --------     --------      --------     ---------
Net increase (decrease)
  in cash and cash
  equivalents                    --   (91,570)      29,684            --       (61,886)
Cash and cash
  equivalents at
  beginning of
  period                         --   104,148       51,496            --       155,644
                          ---------  --------     --------      --------     ---------
Cash and cash
  equivalents at
  end of period           $      --  $ 12,578     $ 81,180      $     --     $  93,758
                          =========  ========     ========      ========     =========

                                  20



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1998
                            (In thousands)


                       The        Guarantor    Non-Guarantor
                       Company    Subsidiaries Subsidiaries  Eliminations Consolidated


Net cash provided by
  operating activities $      --  $ 56,053     $ 26,016      $   81       $  82,150

Investing activities:
  Investments and
    acquisitions, net
    of cash acquired     (29,455)   (9,524)        (699)      1,027         (38,651)
  Capital expenditures        --    (4,680)      (1,968)        187          (6,461)
  Purchases of market-
    able securities           --   (46,883)     (26,526)         --         (73,409)
  Sales and maturities
    of marketable
    securities                --    81,080       60,898          --         141,978
  Other                       --      (554)       1,481        (421)            506
                       ---------  --------     --------      ------       ---------
Net cash provided by
  (used in) investing
  activities             (29,455)   19,439       33,186         793          23,963

Financing activities:
  Repayment of note
    payable, capital
    lease obligations
    and long-term debt        --    (2,599)      (7,777)         50         (10,326)
  Common stock
    transactions, net    (14,362)      481          546      (1,027)        (14,362)
  Distributions to
    Liberty/Netlink
    Wholesale Division        --    (5,339)      (3,296)         --          (8,635)
  Distributions to
    minority
    interests                 --        --         (408)         --            (408)
  Intercompany
    transfers             43,817   (15,389)     (28,428)         --              --
  Other                       --        --         (189)        103             (86)
                       ---------  --------     --------      ------       ---------
Net cash provided by
  (used in) financing
  activities              29,455   (22,846)     (39,552)       (874)        (33,817)
                       ---------  --------     --------      ------       ---------
Net increase in cash
  and cash
  equivalents                 --    52,646       19,650          --          72,296
Cash and cash
  equivalents
  at beginning
  of period                   --    26,124        6,432          --          32,556
                       ---------  --------     --------      ------       ---------
Cash and cash
  equivalents at
  end of period        $      --  $ 78,770     $ 26,082      $   --       $ 104,852
                       =========  ========     ========      ======       =========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company categorizes its businesses into three groups: TV Guide Magazine Group, which distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators; TV Guide Entertainment Group, which markets electronic programming guide and promotion channels and services to cable television systems and other multi-channel video programming distributors; and United Video Group, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market (SNG), markets and distributes to programming distributors certain video and audio services (UVTV), provides software development and system integration services and satellite transmission services for private networks and holds certain other investments. The following table sets forth certain unaudited financial information for the Company and the businesses operated by it during the three months and nine months ended September 30, 1999 and 1998. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.




                                Consolidated        Guarantor Group (5)       Consolidated        Guarantor Group (5)
                             Three Months Ended     Three Months Ended     Nine Months Ended       Nine Months Ended
                                September 30           September 30           September 30           September 30
                           1999         1998      1999         1998      1999         1998      1999          1998
                           ----         ----      ----         ----      ----         ----      ----          ----
                           Amount       Amount    Amount       Amount    Amount       Amount    Amount        Amount
                           -------------------    -------------------    -------------------    --------------------
                                                    (in thousands)


Revenues:
  TV Guide Magazine Group  $154,397     $     --  $154,397     $     --  $364,709     $     --  $364,709      $     --
  TV Guide Entertainment
    Group (1)                22,924       19,863    20,657       17,511    66,247       56,021    58,557        49,058
  United Video Group:
    SNG (2)                  95,586      106,031        --           --   293,411      306,457        --            --
    UVTV                     20,174       21,221    20,174       21,221    64,185       63,748    64,185        63,748
    Other                    17,703       18,238        --           --    50,362       52,621        --            --
                           --------     --------  --------     --------  --------     --------  --------      --------
                            133,463      145,490    20,174       21,221   407,958      422,826    64,185        63,748
                           --------     --------  --------     --------  --------     --------  --------      --------
  Eliminations               (8,153)      (5,923)       --           --   (21,475)     (18,208)       --            --
                           --------     --------  --------     --------  --------     --------  --------      --------
    Total                  $302,631     $159,430  $195,228     $ 38,732  $817,439     $460,639  $487,451      $112,806
                           ========     ========  ========     ========  ========     ========  ========      ========

Operating income (loss):
  TV Guide Magazine Group  $  9,627     $     --  $  9,627     $     --  $ 25,555     $     --  $ 25,555      $     --
  TV Guide Entertainment
    Group (1)                (1,165)       5,226       (61)       4,836       107       12,160     2,451        12,080
  United Video Group:
    SNG (2)                  14,957       16,798        --           --    49,406       34,079        --            --
    UVTV                      7,453       10,704     7,453       10,704    28,893       31,494    28,893        31,494
    Other                   (12,669)        (527)     (790)        (231)  (23,391)       3,846    (1,514)       (1,557)
                           --------     --------  --------     --------  --------     --------  --------      --------
                              9,741       26,975     6,663       10,473    54,908       69,419    27,379        29,937
                           --------     --------  --------     --------  --------     --------  --------      --------
    Total                  $ 18,203     $ 32,201  $ 16,229     $ 15,309  $ 80,570     $ 81,579  $ 55,385      $ 42,017
                           ========     ========  ========     ========  ========     ========  ========      ========

Consolidated depreciation
  and amortization         $ 34,689     $  7,300  $ 30,101     $  2,854  $ 85,971     $ 20,900  $ 72,031      $  7,848
Consolidated capital
  expenditures                8,399        3,029     6,438        2,262    21,328        6,461    16,005         4,680
Net cash provided by
  (used in):
    Operating activities     15,690       20,838     6,984       (4,281)   43,307       82,150    14,084        56,053
    Investing activities    (27,240)      (2,446)  (27,052)     (12,479) (836,511)      23,963  (841,867)      (10,016)
    Financing activities     27,571      (10,558)   29,780       21,601   731,318      (33,817)  736,213         6,609

Other data:
  EBITDA (3)               $ 52,892     $ 39,501  $ 46,329     $ 18,163  $166,541     $102,479  $127,416      $ 49,865
  Ratio of earnings to
    fixed charges (4)          1.53        19.39                             2.45        23.49


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

(2) Beginning February 1, 1998, SNG's operating results also include the retail C-band operations of Turner Vision, Inc.

(3) EBITDA means operating income before depreciation and amortization. EBITDA is presented supplementally as the Company believes it is a widely used financial indicator of a leveraged company's ability to service and incur indebtedness. The
     Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP that are presented in the financial statements. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

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

Results of Operations

Consolidated

     Revenues for the three months ended September 30, 1999 were $302.6 million, an increase of $143.2 million, or 90%, over the same period in 1998. For the nine months ended September 30, 1999, revenues were $817.4 million, an increase of $356.8 million, or 77%, over the corresponding 1998 period. The increase in revenues for both the quarter and nine-month period was primarily due to $154.4 million of additional revenues for the quarter and $364.7 million of additional revenues for the nine-month period attributable to TV Guide magazine, which was acquired by the Company on March 1, 1999.

     Operating expenses, excluding depreciation and amortization, were $249.7 million for the quarter ended September 30, 1999, an increase of $129.8 million, or 108%, when compared to the same period in 1998. For the nine months ended September 30, 1999, operating expenses, excluding depreciation and amortization, were $650.9 million, an increase of $292.7 million, or 82%, over the corresponding 1998 period. Operating expenses, excluding depreciation and amortization, increased in both periods when compared to the same periods in 1998 due to increased operating costs of $118.1 million for the quarter and $276.3 million for the nine-month period attributable to TV Guide magazine.

     Depreciation and amortization during the third quarter of 1999 was $34.7 million, an increase of $27.4 million, or 375%, over the same period in 1998. For the nine months ended September 30, 1999, depreciation and amortization was $86.0 million, an increase of $65.1 million, or 311%, over the corresponding 1998 period. The increase in depreciation and amortization for both periods was primarily a result of amortization of intangible assets and other depreciation resulting from the acquisitions of TV Guide magazine and ODS Technologies coupled with the acquisition of equipment to support the various TV Guide Entertainment Group products.

     In the first quarter of 1998, the Company recognized a gain of $39.2 million associated with the acquisition of Turner Vision. (See
Note 2 of Notes to Condensed Consolidated Financial Statements).

     Interest expense during the third quarter of 1999 was $12.3 million, an increase of $12.0 million over the same period in 1998. Interest expense during the nine months ended September 30, 1999 was $30.7 million, an increase of $29.4 million over the same period in 1998. The increase in interest expense for both periods is attributable to increased debt levels primarily resulting from the issuance of $400 million of senior subordinated notes and $185 million of bank debt to fund a portion of the acquisition of TV Guide magazine.

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 45% for the nine-month period ended September 30, 1999 compared to 37% for the same period in 1998. The increase in the effective rate is due primarily to the increase in non-deductible goodwill amortization resulting from the TV Guide magazine acquisition.

     Minority interest in earnings for the quarter and nine-month period ended September 30, 1999 of $2.8 million and $10.1 million, respectively, represents that portion of earnings attributable to the minority ownership in SNG, SSDS, Infomedia S.A. and Sneak Prevue LLC.

TV Guide Magazine Group

     The following table sets forth certain financial information for TV Guide magazine for the three months and nine months ended September 30, 1999 and 1998:

                              Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
                               1999        1998     1999       1998
                               ----        ----     ----       ----
                                         (in thousands)

     Revenues                $154,397    $165,043  $483,566    $466,219
     Operating expenses       118,136     134,949   367,189     359,985
     Depreciation               1,966       1,765     5,680       5,002
                             --------    --------  --------    --------
     Operating income
       before amortization   $ 34,295    $ 28,329  $110,697    $101,232
                             ========    ========  ========    ========

     Operating margin
       percentage (before
       amortization)              22%         17%       23%         22%


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

     TV Guide magazine's revenues for the three months ended September 30, 1999 were $154.4 million, a decrease of $10.6 million, or 6%, compared to the same period in 1998. For the nine months ended September 30, 1999, revenues were $483.6 million, an increase of $17.3 million, or 4%, over the corresponding 1998 period. The decrease in revenues for the quarter was primarily due to a $4.8 million decrease in advertising revenues and a $4.2 million decrease due to lower subscription sales. The increase in revenues for the nine-month period is attributable to the monthly cable guide business acquired as part of the acquisition of TVSM, Inc. on June 26, 1998. On August 29, 1999, the magazine increased the newsstand price for the magazine to $1.79 from $1.49. Subscription circulation for the magazine during the quarter and nine-month period ended September 30, 1999 was 9.3 million and 9.5 million per week, respectively, a decrease of 1.2 million copies, or 11%, for the quarter and a decrease of 805,000 copies, or 8%, for the nine-month period, from the prior year. Newsstand sales for the magazine averaged 2.0 million copies per week during the quarter ended September 30, 1999 compared to 2.5 million for the same quarter in the prior year.

     Operating expenses, excluding depreciation and amortization, for the third quarter of 1999 were $118.1 million, a decrease of $16.8 million, or 12%, from the same period in 1998. For the nine months ended September 30, 1999, operating expenses, excluding depreciation and amortization, were $367.2 million, an increase of $7.2 million, or 2%, over the same period in 1998. The decrease in operating expenses for the quarter is mainly attributable to the production savings from the reduction of the rate base. The increase in expenses for the nine months is attributable to the acquisition of TVSM, Inc., partially offset by production savings from the reduction of the rate base.

     Depreciation during the third quarter of 1999 was $2.0 million, an increase of $201,000, or 11%, over the same period in 1998. For the nine months ended September 30, 1999, depreciation was $5.7 million, an increase of $678,000, or 14%, over the corresponding 1998 period. The increase in depreciation was a result of the acquisition of data processing equipment.

TV Guide Entertainment Group

     The following table sets forth certain financial information for the TV Guide Entertainment Group for the three months and nine months ended September 30, 1999 and 1998:

                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                               1999        1998     1999         1998
                               ----        ----     ----         ----
                                         (in thousands)

     Revenues                $ 22,924    $ 19,863  $ 66,247   $ 56,021
     Operating expenses        21,693      12,311    58,269     36,769
     Depreciation and
       amortization             2,396       2,326     7,871      7,092
                             --------    --------  --------   --------
     Operating income        $ (1,165)   $  5,226  $    107   $ 12,160
                             ========    ========  ========   ========

     Operating margin
       percentage                (5)%         26%        0%        22%



     TV Guide Entertainment Group's revenues for the three months ended September 30, 1999 were $22.9 million, an increase of $3.1 million, or 15%, over the same period in 1998. For the nine months ended September 30, 1999, revenues were $66.2 million, an increase of $10.2 million, or 18% over the same period in 1998. The increase in revenues for both periods was largely attributable to advertising revenues, which grew $2.7 million, or 28%, over the third quarter of 1998 and $6.8 million, or 23%, over the first nine months of 1998 due to higher rates on TV Guide Channel and increased ad sales on TV Guide Online. Service fee revenues attributable to TV Guide Interactive increased $616,000 for the quarter when compared to the same period in 1998 and $2.6 million over the first nine months of 1998. International revenues increased $273,000, or 47%, and $1.2 million, or 76%, when compared to the third quarter and first nine months of 1998. This increase is primarily a result of the acquisition of 75% of Infomedia S.A., a Luxembourg data services business, in 1999. These increases were partially offset by a reduction in TV Guide Channel service fee revenues of $769,000 and $500,000 for the third quarter and first nine months, respectively, due to lower rates. Sneak Prevue and TV Guide Online service fee revenues were relatively unchanged during the third quarter and first nine months of 1999 when compared to the same periods in 1998. TV Guide Channel subscriber counts increased by 616,000, or 1%, to 49.8 million as of September 30, 1999 compared to those as of September 30, 1998. Sneak Prevue subscribers decreased by 1.2 million, or 4%, to 33.7 million during the same period and TV Guide Interactive subscribers were 2.5 million at September 30, 1999.

     Operating expenses, excluding depreciation and amortization, increased $9.4 million, or 76%, during the third quarter of 1999 and $21.5 million, or 58%, for the nine-month period when compared to the same periods in 1998. The increase in operating expenses for both periods was due primarily to additional employees added to accommodate the TV Guide Entertainment Group's growth coupled with approximately $3.5 million expended for the nine-month period to advertise and launch the rebranded TV Guide Channel compared to approximately $2.3 million for the nine-month period in the prior year to develop and launch a new look for the Prevue Channel, the predecessor to the TV Guide Channel. Programming expense increased $865,000, or 97%, for the quarter and $2.2 million, or 110%, for the nine-month period when compared to the same periods in 1998. The increase is a result of new segments on the TV Guide Channel and redevelopment of Sneak Prevue. In addition, legal expense increased $2.5 million, or 894%, for the quarter and $4.0 million, or 306%, for the nine-month period when compared to the same periods in 1998. The increase is the result of increased litigation and patent prosecution expense.

     Depreciation and amortization during the third quarter of 1999 was $2.4 million, an increase of $70,000, or 3%, over the same period in 1998. For the nine months ended September 30, 1999, depreciation and amortization increased $779,000, or 11%, over the same period in 1998. The increase in depreciation and amortization was a result of the acquisition of additional customer control units and video production equipment necessary to support the various TV Guide Entertainment Group products.

United Video Group

Superstar/Netlink Group, LLC

     The following table sets forth certain financial information for SNG for the three months and nine months ended September 30, 1999 and 1998:

                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                               1999        1998     1999         1998
                               ----        ----     ----         ----
                                         (in thousands)

     Revenues                $ 95,586    $106,031  $293,411    $306,457
     Operating expenses        78,424      86,923   237,347     265,152
     Depreciation and
       amortization             2,205       2,310     6,658       7,226
                             --------    --------  --------    --------
     Operating income        $ 14,957    $ 16,798  $ 49,406    $ 34,079
                             ========    ========  ========    ========

     Operating margin
       percentage                 16%         16%       17%         11%



     Revenues generated by SNG for the three months ended September 30, 1999 were $95.6 million, a decrease of $10.4 million, or 10%, compared to the same period in 1998. For the nine months ended September 30, 1999, revenues were $293.4 million, a decrease of $13.0 million, or 4%, from the corresponding period in 1998. Revenues decreased for both periods primarily due to the continued decline in the number of C-band subscribers. The decrease for the nine months ended September 30, 1999 was partially offset by increased revenue attributable to Turner Vision's retail C-band operations which were acquired by SNG effective February 1, 1998. Retail subscribers purchasing programming from SNG as of September 30, 1999 totaled approximately 1.0 million, a decrease of 48,000, or 5%, during the quarter and a decrease of 192,000, or 16%, during the prior twelve months. During the quarter ended September 30, 1999, the C-band industry declined 3%, decreasing by 51,000 subscribers, and for the twelve month period ended September 30, 1999, the industry decreased by 247,000 subscribers, or 12%.

     Operating expenses, excluding depreciation and amortization, were $78.4 million in the third quarter of 1999, a decrease of $8.5 million, or 10%, compared to the same period in 1998. For the first nine months of 1999, operating expenses, excluding depreciation and amortization, decreased $27.8 million, or 10%, from the same period in 1998. The decrease in operating expenses in both periods of 1999 as compared to the previous year's results was due primarily to an overall reduction of expenses related to general subscriber decline and programming fee reductions, partially offset for the nine-month period by increased expenses attributable to Turner Vision.

     Depreciation and amortization for the third quarter and first nine months of 1999 was $2.2 million and $6.7 million, respectively, relatively unchanged for the quarter and a decrease of $568,000 for the nine-month period when compared to the same period in 1998.

UVTV

     The following table sets forth certain financial information for UVTV for the three months and nine months ended September 30, 1999 and 1998:

                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                              1999        1998(1)  1999        1998(1)
                              ----        ------   ----        ------
                                           (in thousands)

     Revenues                $20,174     $21,221   $64,185     $63,748
     Operating expenses       11,902       9,818    33,175      30,266
     Depreciation and
       amortization              819         699     2,117       1,988
                             -------     -------   -------     -------
     Operating income        $ 7,453     $10,704   $28,893     $31,494
                             =======     =======   =======     =======

     Operating margin
       percentage                37%          50%      45%         49%



(1) The operating results of UVTV have been restated from those presented in previous reports to include the results of operations of the Netlink Wholesale Division, which was acquired on March 1, 1999. The acquisition of the Netlink Wholesale Division was accounted for as a combination of entities under common control, similar to a pooling of interests.


     UVTV's revenues for the three months ended September 30, 1999 were $20.2 million, a decrease of $1.0 million, or 5%, when compared to the same period in 1998. For the nine months ended September 30, 1999, revenues were $64.2 million, an increase of $437,000, or 1%, from the corresponding 1998 period. As of September 30, 1999, UVTV/WGN subscribers were 46.7 million, an increase of 2.4 million, or 5%, from September 1998.

     Operating expenses, excluding depreciation and amortization, were $11.9 million during the third quarter of 1999, an increase of $2.1 million, or 21%, from the third quarter of 1998. For the nine months ended September 30, 1999, operating expenses, excluding depreciation and amortization were $33.2 million, an increase of $2.9 million, or 10%, from the corresponding 1998 period. The increases were due to increased programming costs primarily related to the SMATV business and increased marketing expenses.

     Depreciation and amortization for the third quarter and nine months ended September 30, 1999 was $819,000 and $2.1 million, respectively, both relatively unchanged compared to the same period in 1998.

Other

     The remaining operations of the United Video Group consist primarily of those of SSDS, TV Guide Enterprise Solutions, SpaceCom Systems and the Television Games Network.

     Revenues for this group of businesses in the third quarter of 1999 were $17.7 million, a decrease of $535,000, or 3%, compared to the third quarter of 1998. For the nine months ended September 30, 1999, revenues were $50.4 million, a decrease of $2.3 million, or 4%, compared to the corresponding 1998 period. The decrease in revenues for the quarter is primarily attributable to lower SSDS revenues relating to commercial services and the termination of TV Guide Enterprise Solutions service agent agreements with program suppliers in the direct broadcast satellite market. The decrease in revenues for the nine-month period is primarily attributable to the termination of the service agent agreements.

     Operating expenses, excluding depreciation and amortization, increased by $10.9 million, or 65%, during the third quarter of 1999 to $27.7 million from the same period in 1998. Operating expenses, excluding depreciation and amortization, increased by $23.1 million, or 52%, during the first nine months of 1999 to $67.3 million from the same period in 1998. The increase in operating expenses for both periods is primarily attributable to funds expended to develop the Television Games Network, which launched in July of 1999. The Company increased its ownership interest in ODS Technologies, a privately held interactive gaming company developing the Television Games Network, in July 1998.

     Depreciation and amortization for the third quarter and first nine months of 1999 increased by $670,000, or 34%, and $1.9 million, or 40%, respectively, reflecting amortization of intangible assets acquired in the ODS Technologies acquisition.


Liquidity and Capital Resources

     For the nine months ended September 30, 1999, net cash flows from operating activities were $43.3 million ($35.8 million after distributions to minority interests). This cash flow, plus existing cash resources, proceeds from the issuance of $400.0 million in senior subordinated notes, borrowings of $215.3 million under a revolving bank credit facility, proceeds of approximately $132.6 million from the issuance of common shares and from the exercise of stock options, cash received in conjunction with the Liberty Transaction of $8.0 million and net sales and maturities of marketable securities of $2.4 million, were used to fund the Company's investments and acquisitions of $815.9 million, debt issuance costs of $15.6 million, capital expenditures of $21.3 million and net reduction in the Company's capitalized lease obligations and note payable of $1.1 million.

     At September 30, 1999, the Company's cash, cash equivalents and marketable securities aggregated $102.9 million, a decrease of $58.6 million from that as of December 31, 1998. The above total includes $80.5 million of cash and cash equivalents held by SNG, in which the Company had an approximate 80% ownership interest as of September 30, 1999. As of September 30, 1999, approximately $9.1 million of such securities had maturities greater than 90 days and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits exposure to interest rate fluctuations for periods in excess of 18 months.

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

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the TV Guide Transaction cash consideration. Borrowings outstanding under the 364-day revolving credit facility convert to a five-year term loan at maturity. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of September 30, 1999, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $85 million and $300 million, respectively.

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

     The bank credit facilities and the indenture governing the notes impose significant operating and financial restrictions on the Company. These restrictions may significantly limit or prohibit the Company from engaging in certain transactions, including the following: borrowing additional money, paying dividends or other distributions to stockholders, allowing restricted subsidiaries to guarantee other debt, limiting the ability of restricted subsidiaries to make payments to the Company and other restricted subsidiaries, creating liens on assets, selling assets, entering into transactions with affiliates, and engaging in certain mergers or consolidations. In addition, the indenture limits the Company's ability and the ability of restricted subsidiaries to make investments, but only if the credit ratings on the notes would fall below certain levels. These restrictions could limit the Company's ability to obtain financing for working capital, capital expenditures, acquisitions, debt service requirements and other purposes. The restrictions may also affect the Company's ability to actively manage its businesses, including entering into joint ventures that advance the Company's strategy.

     As of September 30, 1999, the Company had approximately $632.7 million of long-term debt outstanding (including current portions) and unused borrowing capacity under bank credit facilities of approximately $384.7 million (subject to customary borrowing conditions). In addition, subject to restrictions contained in the bank credit facilities and the indenture governing the notes, the Company may borrow more money for working capital, capital expenditures, acquisitions and other purposes. The Company's significant indebtedness could have important consequences. For example, the Company's ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes may be limited; a large portion of the cash flow of the Company's subsidiaries must be dedicated to the payment of interest on debt and will not be available for financing operations and other business activities; the level of debt and the covenants governing such debt could limit the Company's flexibility in planning for, or reacting to, changes in the Company's business because certain financing options may be limited or prohibited; the Company's degree of leverage may be more than that of competitors, which may place the Company at a competitive disadvantage; and the Company's level of debt may make the Company more vulnerable in the event of a downturn in the Company's business or the economy in general.

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

     SSDS has a revolving credit facility with a bank which provides for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $5.0 million. The credit facility expires April 30, 2000 and is secured by substantially all of SSDS's assets. Borrowings under this credit facility bear interest at the bank's stated prime rate plus a margin. Outstanding borrowings under the credit facility as of September 30, 1999 were $3.4 million and are classified as current liabilities. SSDS is not in compliance with certain financial covenants contained in the credit agreement, but has received appropriate waivers.

     The Company collects in advance a majority of its TV Guide magazine subscription fees, SNG subscription fees and certain of its UVTV superstation and TV Guide Networks' revenues. As of September 30, 1999, the unearned portion of all prepayments totaled $349.8 million, of which approximately $250.9 million, or 72%, was attributable to TV Guide magazine and approximately $92.2 million, or 26%, was attributable to SNG. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service by UVTV and TV Guide Networks in 1992, the Company was obligated for net minimum lease payments aggregating $14.0 million as of September 30, 1999, a reduction of $2.8 million, or 17%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.9 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $8.8 million in operating expenses, net of sublease revenue, during the nine months ended September 30, 1999.

     Capital expenditures during the nine months ended September 30, 1999, of $21.3 million were principally attributable to the expansion of the Company's teleport facilities, purchase of control units provided to TV Guide Network's cable television customers, data processing equipment and systems and furniture, fixtures and facilities used by the Company.

     The Company is currently reassessing its business initiatives and associated capital expenditure requirements for the remainder of 1999.

     At the discretion of its management committee and in keeping with certain Company debt covenants, SNG makes periodic cash distributions to its members. During the nine months ended September 30, 1999, cash distributions to minority interests in SNG aggregated $7.5 million.

     The Company has evaluated and continues to evaluate possible strategies, acquisitions and dispositions of related businesses and assets, some of which may be significant, on an ongoing basis. At any given time, it may be engaged in discussions or negotiations or enter into agreements with respect to potential transactions. It continues to explore opportunities to expand the market shares of its existing businesses, develop new products and acquire interests in new businesses. See "Current Developments".

Current Developments

     On October 4, 1999, the Company and Gemstar International Group Limited ("Gemstar") announced that they had entered into a definitive merger agreement under which the Company will become a wholly owned subsidiary of Gemstar. Under the merger agreement, the Company's stockholders will receive .6573 shares of Gemstar common stock for each share of TV Guide Class A and B Common Stock. The exchange ratio is not subject to adjustment. The transaction, which is expected to close in the first half of 2000, is subject to stockholder and regulatory approvals.

     The agreements governing the Company's bank credit facilities and 8 1/8% senior subordinated notes due 2009 contain provisions which, absent modification or waiver of such provisions, will result in the Company being required to repay outstanding borrowings under the bank credit facilities and to repurchase the outstanding 8 1/8% senior subordinated notes, at the option of the holders, following closing of the transaction with Gemstar. The Company is currently assessing its options with respect to financing the repayment of any borrowings ultimately retired or seeking modifications to the agreements to allow the transaction to occur without resulting in the repayment or repurchase of the outstanding debt.

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

     The year 2000 project involves a four-phase approach to determining year 2000 readiness of the Company's systems, software and equipment. Phase 1, Assessment, involves the inventory of all systems, software and equipment and the identification of any year 2000 issues. Phase 1 was completed in May 1999. Phase 2, Remediation, involves repairing, upgrading and/or replacing any non-compliant equipment and systems. Phase 2 is 100% complete. Phase 3, Testing, involves testing the Company's systems, software and equipment for year 2000 readiness, or in certain cases, relying on test results provided to the Company. Phase 3 is 100% complete. Phase 4, Implementation, involves placing compliant systems, software and equipment into production or service. Phase 4 is 97% complete with the balance due for completion by November 1999.

     The Company's year 2000 project team has focused on the following major areas:

     Core Computer Systems. Information technology systems account for much of the year 2000 work and include all computer systems and technology managed by the Company. The Company's core computer systems relate to editorial, fulfillment, subscriber management, billing and production functions. All core systems have been assessed, remediated where necessary and tested. The Company is now finishing the remaining implementation activities.

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

     The Company has completed contingency plans on all critical processes to minimize the impact of any year 2000 related interruption. Testing and refinements to these plans is ongoing.

     The Company's capital spending plan provides for technology investments in the periods prior to December 31, 1999, for systems which would be operational after December 31, 1999. As a result of its assessment and capital planning, no acceleration of material planned system replacements were made due to year 2000 issues.

Cautionary Statement

     This report contains certain "forward-looking statements" within the meaning of federal securities laws about the Company's financial condition, results of operations and business. Such forward-looking statements may include, among other things, statements concerning: the pending merger of the Company into a subsidiary of Gemstar, future acquisitions, changes in net revenues from the Company's businesses, the impact of governmental regulations, competitive conditions in industries in which the Company does business, liquidity and future capital expenditures, year 2000 matters, the outcome of certain litigation, alternative sources of supplies and services needed by the Company and developments in the Company's interactive guide businesses. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the Company in those statements. The important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

  --   required regulatory and shareholder approvals to complete
         certain transactions,
  --   continued declines in circulation and operating profits for TV
         Guide Magazine,
  --   changes in the regulation of the cable television and/or
         satellite industries adverse to the Company's services,
  --   loss of the cable and/or satellite compulsory licenses provided by federal law,
  --   the willingness of cable and satellite television systems to acquire and install new equipment that will allow the Company to effectively market its interactive technology,
  --   increased price and service competition within the industry,
  --   the Company's ability to keep pace with technological
         developments to protect the Company's intellectual property rights, and defend against claims by others asserting infringement of their intellectual property rights,
  --   a reduction in demand for advertising and competition from other media companies for audience and advertising revenues,
  --   changes in paper prices or postal rates,
  --   operating and financial risks related to integrating the TV
         Guide businesses and other acquired businesses and
  --   adequacy of capital resources to allow the Company to execute its business plans.

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



ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes is primarily related to variable rate debt issued under its $300 million six-year revolving credit facility and $300 million 364-day revolving credit facility, both of which were entered into in conjunction with the TV Guide Transaction. Borrowings under the 364-day revolving credit facility convert to a five-year term loan at maturity. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and cash flow are affected by interest rate fluctuations. At September 30, 1999, the Company had $215 million outstanding under the six-year revolving credit facility and no borrowings outstanding under the 364-day revolving credit facility. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $2.2 million in interest expense and a corresponding decrease or increase of $2.2 million in the Company's cash flow before income taxes.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company is involved in various lawsuits, including lawsuits charging infringement of patents owned by or licensed to Gemstar International Group Limited ("Gemstar") and its affiliates relating to interactive television guides. These lawsuits relate to the Company's digital and analog interactive guide products. On October 4, 1999, the Company and Gemstar announced that they had entered into a definitive merger agreement under which the Company will become a wholly owned subsidiary of Gemstar, subject to shareholder and regulatory approval. The Company expects that the litigation with Gemstar and its affiliates will be dismissed in connection with the closing of the transaction with Gemstar. Were that transaction not to close and if the Company is not successful in its lawsuits, the Company may be required to obtain a license to develop and market one or more of its services, to cease developing or marketing such services or to redesign such services. If the transaction with Gemstar does not close, the Company has the right to obtain a license at the Company's option to certain Gemstar patents under defined terms and conditions and for defined uses. There can be no assurance that the Company will elect to take the license or that, if taken, the license will resolve all patent disputes that may arise with Gemstar. In addition, there can be no assurance that if the Company elects not to take the license, or there is a dispute that is not resolved by the license, that the Company will be able to redesign its services to avoid infringement. The Company's material litigation, including the lawsuits with Gemstar, is described in Note 5 to the financial statements included herein, which is incorporated by reference in this Item 1.

     On September 13, 1999, the Company announced that it had entered into a settlement agreement with Source Media, Inc. ("Source") that resolved all disputes between the two companies, including a lawsuit filed on August 3, 1999 by Source in the District Court, Dallas County, Texas.

ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits


Exhibit
  No.                    Exhibit Description


12.1 **   Computation of Ratio of Earnings to Fixed Charges
27.1 **   Financial Data Schedule - Nine months ended September 30,
          1999

-----------
** Filed herewith



     b.   Reports on Form 8-K

          No reports were filed on Form 8-K during the third quarter quarter of 1999.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TV Guide, Inc.
                                               (Registrant)




Date:  November 12, 1999           By:    /s/ Peter C. Boylan III
                                         ---------------------------
                                            Peter C. Boylan III
                                               President and
                                           Chief Operating Officer




                                    By:       /s/ Craig M. Waggy
                                         ---------------------------
                                               Craig M. Waggy
                                          Senior Vice President and
                                           Chief Financial Officer