Form 10-K405
period 1999-12-31
TV GUIDE INC
filed 2000-03-27
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                 OR

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


The aggregate market value of voting stock held by non-affiliates of the registrant was $2,005,436,576 as of March 20, 2000.

Number of shares outstanding of each of the registrant's classes of common stock as of March 20, 2000:

          TITLE OF CLASS                    NUMBER OF SHARES
Class A Common Stock $.01 Par Value            154,716,168
Class B Common Stock $.01 Par Value            149,986,352

PART I

ITEM 1.   BUSINESS


     TV Guide, Inc. is an international media and communications company that provides print, passive and interactive program listings guides to households, distributes programming to cable television systems and direct-to-home satellite providers, and markets satellite-delivered programming to C-band satellite dish owners. Unless the context otherwise requires, the terms "Company" and "TV Guide" refer to the business of TV Guide, Inc. and its consolidated subsidiaries.

     Liberty Media Corporation ("Liberty Media") and The News
Corporation Limited ("News Corp.") each directly or indirectly own approximately 44% of the issued and outstanding common stock of TV Guide representing approximately 98% (approximately 49% each) of the total voting power of TV Guide common stock.

     Liberty Media holds interests in a broad range of video programming, communications, technology and Internet businesses in the United States, Europe, South America and Asia. Liberty Media is a subsidiary of AT&T Corp. ("AT&T") and is part of the Liberty Media Group, which is represented by separate tracking stocks of AT&T.

     News Corp. has global operations in the United States, Canada, the United Kingdom, Australia, Latin America and the Pacific Basin that include the production and distribution of motion pictures and television programming; television, satellite and cable broadcasting; the publication of newspapers, magazines and books; the production and distribution of promotional and advertising products and services; the development of digital broadcasting; the development of conditional access and subscriber management systems; and the creation and distribution of popular on-line programming.

     Under a stockholders agreement, Liberty Media and News Corp. and certain of their subsidiaries have agreed that each stockholder or group of related stockholders that are party to such agreement shall be entitled to designate one member of the Company's Board of Directors for each 12.5% of the TV Guide Class B Common Stock owned by such stockholder or group (rounded), and the other parties to such agreement will vote their shares of common stock in favor of the election of such designees as director. Based on their relative share ownership, each of Liberty Media and News Corp. are currently entitled to designate four members of the Board of Directors. The eight members so designated appoint two persons who are independent directors within the meaning of the rules of the Nasdaq Stock Market.

     On March 1, 1999, TV Guide acquired from Liberty Media the stock of three of its subsidiaries that indirectly owned approximately 40% of Superstar/Netlink Group LLC ("SNG")(bringing TV Guide's ownership interest in SNG to approximately 80%) and Liberty Media's Netlink Wholesale Division, which includes a business that provides the Denver 6 services and a separate business that sells programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings (the "Liberty Transaction"). Liberty Media received 25,500,000 shares of TV Guide Class B Common Stock as consideration bringing its ownership interest to its current level.

     Immediately after closing the Liberty Transaction, TV Guide acquired from a subsidiary of News Corp., the stock of certain corporations (the "TV Guide Transaction") which publish TV Guide magazine and other printed television program guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). A subsidiary of News Corp. received 45,006,824 shares of TV Guide Class A Common Stock, 74,993,176 shares of TV Guide Class B Common Stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired 13,068,216 additional shares of TV Guide Class A Common Stock for approximately $131 million. The $800 million cash consideration portion of the TV Guide Transaction was funded from net proceeds from the sale of $400 million of 8 1/8% senior subordinated notes due 2009, $185 million from borrowings under a bank revolving credit facility, $131 million in net proceeds from the sale of stock to News Corp. and existing cash balances. The TV Guide Transaction brought News Corp.'s ownership interest to its current level.

Pending Gemstar Merger Transaction

     On March 17, 2000, the stockholders of TV Guide and Gemstar International Group Limited ("Gemstar") voted to approve and adopt the Agreement and Plan of Merger, dated as of October 4, 1999, as amended, among Gemstar, G Acquisition Subsidiary Corp., a wholly owned subsidiary of Gemstar, and TV Guide. Adoption of the merger agreement constituted approval of the merger and the other transactions contemplated by the merger agreement. In the merger, TV Guide will become a wholly owned subsidiary of Gemstar, and TV Guide stockholders will receive 0.6573 of a share of Gemstar common stock for each share of TV Guide common stock outstanding at the time of the merger. TV Guide stockholders will own approximately 49.2% and Gemstar stockholders will own approximately 50.8% of the outstanding Gemstar common stock after the merger, based on the number of shares of TV Guide common stock and Gemstar common stock outstanding on January 25, 2000. On a fully diluted basis (assuming the exercise of all vested and unvested options), TV Guide stockholders will own approximately 44.6% and Gemstar stockholders will own approximately 55.4% of the combined company's common stock after the merger, based on the number of shares of TV Guide common stock and Gemstar common stock and options to purchase such shares (both vested and unvested) outstanding on January 25, 2000. Completion of the merger transaction is subject to regulatory approval.

Organization

     TV Guide is organized into three operating groups:  TV Guide
Magazine Group; TV Guide Entertainment Group; and United Video Group. See Note 14 of Notes to Consolidated Financial Statements for information regarding operating segments.

     The TV Guide Magazine Group provides TV Guide magazine, the most widely circulated paid weekly magazine in the U.S., to households and newsstands. Printed in over 200 separate editions, it had circulation of approximately 10.8 million as of December 31, 1999. In addition, the TV Guide Magazine Group provides customized monthly program guides for cable and satellite operators.

     The TV Guide Entertainment Group supplies cable television systems and other multi-channel video programming distributors, both nationally and internationally, satellite-delivered on-screen program promotion and guide services, including TV Guide Channel, offered through its TV Guide Networks subsidiary, and Sneak Prevue, offered through Sneak Prevue LLC, a joint venture owned 72% by TV Guide. Through its TV Guide Interactive subsidiary, the Company offers interactive television technology that allows television viewers to retrieve on demand continuously updated program guide information through their cable television system. The TV Guide Entertainment Group also operates TV Guide Online, an Internet-based program listings guide.

     The United Video Group provides direct-to-home satellite services, satellite distribution of video entertainment services, software development and systems integration services and satellite transmission services for private networks. Through SNG, a consolidated joint venture owned approximately 80% by TV Guide's Superstar Satellite Entertainment division, TV Guide markets satellite entertainment programming to C-band direct-to-home satellite dish owners in the United States. TV Guide's UVTV subsidiary markets and distributes to cable television systems and other multi-channel video programming distributors WGN (Chicago), KTLA (Los Angeles) and WPIX (New York), three independent satellite-delivered television "superstations", and six Denver-based television channels - collectively known as the Denver
6. In addition, UVTV offers programming packages to satellite master antenna television systems. Through ODS Technologies, L.P., TV Guide produces, markets and distributes TVG Network, a network focused on the horse racing industry. Through SSDS, Inc., TV Guide provides software development and systems integration services to large organizations with complex computer needs. TV Guide owns approximately 71% of SSDS. On February 28, 2000, SSDS entered into an agreement to sell its client/server and web-based networks integration services division. SSDS intends to focus its remaining resources on its 78% owned subsidiary, Knowledge Workers, Inc. ("KWI"), to develop further KWI's information technology professional recruiting and retention services. TV Guide's SpaceCom subsidiary provides satellite-delivered point-to-multipoint audio and data transmission services for various customers, including radio programmers, paging network operators, financial information providers, news services and other private business networks.

     The principal executive offices of TV Guide are located at 7140 South Lewis Avenue, Tulsa, Oklahoma 74136-5422, and its telephone number is (918) 488-4000.

TV Guide Magazine Group

TV Guide Magazine

     The Company publishes TV Guide magazine, the most widely circulated paid weekly magazine in the United States. As of December 31, 1999, TV Guide magazine had a circulation of approximately 10.8 million copies which, according to MediaMark Research, Inc. reach over 33 million readers each week. The Company publishes over 200 separate digest and ultimate size editions of its magazine weekly, including geographic and cable specific editions. The Company also publishes monthly The Cable Guide, which has approximately 3.3 million subscribers. A new monthly magazine, Celebrity Dish, was launched in late 1999 with a circulation of approximately 225,000. In addition, the Company's custom publishing unit produces a monthly pay-per-view guide for more than 300 cable systems in the United States.

     TV Guide magazine provides both comprehensive television listings, including guides related to cable and satellite programming, and feature articles relating to programming, entertainers and the entertainment industry. The listings section provides readers with daily schedules and descriptions of television programming distributed by local television stations and national and regional television networks. The Company believes TV Guide's listings provide substantially more information than the listings found in newspaper supplements and other printed television listings. In an effort to ensure that TV Guide's program descriptions are complete and informative, writers are assigned to specific television programs to screen content and read scripts.

     The feature section of the magazine provides insight into the television and entertainment programming and personalities for the readers. The feature articles have covered a range of topics from the rise of violence on television and its effect on young viewers to reviews of the latest mini-series. TV Guide magazine also includes sections such as Insider, Star Style, Cheers & Jeers, Hollywood Grapevine and The Web Page. In addition, the magazine offers special sections for events such as the Olympics and the start of the NFL and the NASCAR seasons.

     TV Guide uses cover art and photography to capture both the star quality and the individual personalities of television's top stars to generate reader interest and to increase single copy sales both regionally and nationally. The Company also uses regional covers to generate local interest.

     TV Guide magazine's circulation is derived from four primary sources: new subscriptions (through insert cards in TV Guide magazine, direct mail and direct mail agents), subscription renewals, cable television and satellite customer subscriptions and newsstand sales. Recent declines in circulation due to slower new subscriber growth, lower renewal rates and reduced newsstand sales have been partially offset by increased cable television and satellite customer additions. However, the declines in circulation may continue. Such declines could be significant and could have a material adverse effect on the financial performance of the Company. TV Guide magazine attracts new subscribers to its cable specific editions through the continued customization of the magazine for regional cable systems and through customer marketing programs in conjunction with the country's largest multiple system operators ("MSOs"). Consistent with the experience of other magazine publishers, TV Guide magazine newsstand sales have decreased in recent years due to industry conditions such as the proliferation of magazine titles available for sale and changing buying habits of magazine consumers. TV Guide magazine had a circulation of
10.8 million at December 31, 1999, compared to 11.8 million and 13.0 million at December 31, 1998 and 1997, respectively.

     In the year ended December 31, 1999, TV Guide magazine carried 3,133 total advertising pages. The national feature section, which has traditionally attracted general appeal category advertisers such as food, drug, automobile, entertainment and packaged goods companies, comprised approximately 34% of such pages. Network and cable tune-in advertising, traditionally included in the listings section, comprised 45% of total advertising pages; and insert advertising represented approximately 21% of such pages. TV Guide magazine sells advertising principally through an internal advertising sales force, TV Guide Media Sales, which sells advertising on all of the Company's products. Advertisers may purchase pages on either a national or regional basis in accordance with their needs.

     Printed TV Guide magazine products are outsourced to seven independent commercial printers located throughout the United States. The Company believes that there is an adequate supply of alternative printing services available to publish TV Guide magazine at competitive prices should the need arise. The principal raw materials used in the publication of TV Guide magazine are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. TV Guide magazine's operating performance is largely dependent on the price of coated and uncoated paper. The Company does not hedge against increases in paper costs. The price of paper began to rise around mid-year 1994 and continued to rise more dramatically in 1995 and early 1996. In mid-1996 paper prices began to fall, then increased moderately in 1997 and 1998, followed by a gradual decline during 1999. Although the Company continues to use News Corp.'s bulk paper procurement services, paper prices may increase. Postage for product distribution and direct mail solicitations is also a significant expense to TV Guide magazine. Postal rates increased in January 1999 and may increase in the future.

     TV Guide Distribution, Inc. ("TVGDI"), a wholly owned subsidiary, provides newsstand distribution for TV Guide magazine as well as for other magazines. As a distributor, TVGDI facilitates the distribution of magazines to wholesalers, provides market and product placement advice, assists publishers in managing inventories, and provides administrative support such as billing and collection services. The main source of TVGDI's revenue is commissions earned from publishers using its services.

     Competition

     The Company's printed program listings guide services have the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; and electronic, interactive and online programming guides, including those offered by the Company and Gemstar. The Company believes that these additional guidance alternatives as well as the general proliferation of magazine titles for sale have caused a decline in recent years in the weekly circulation of TV Guide magazine.

TV Guide Entertainment Group

On-screen Program Promotion and Guide Services


TV Guide Channel and Sneak Prevue

     TV Guide Channel

     The TV Guide Channel offers programming distributors continuously updated on-screen video and text information, which promotes the distributors' programs and provides program schedule information to its subscribers. TV Guide Channel generated prime time Nielsen ratings of
0.5 during the fourth quarter of 1999, exceeding Neilsen ratings received by other well-known information networks, such as CNN Headline News Network and The Weather Channel.

     TV Guide Channel is typically included in a basic package offered by programming distributors to their subscribers. Viewers do not need special equipment (converters or sidecars) to receive the channel. TV Guide Channel is an information source for all of the system's channel offerings. Hourly programming segments offer content including entertainment information, family programming, music news, sports segments and weather updates. The screen for TV Guide Channel is divided into two components with the upper half devoted to video clips promoting upcoming programs and events and advertising while the lower half of the screen contains a scrolling textual guide to upcoming programs. The customized text portion of the screen contains viewing times, channel numbers, network identification, program titles, movie descriptions, program ratings and ordering instructions for pay-per-view services. A programming distributor may choose different promotional strategies for different times of the day and can adjust the rotation of video clips accordingly.

     TV Guide Channel delivers its text and video components to systems via satellite to the cable system's headends. The Company supplies each system with a control unit, a computer containing proprietary technology and software that stores the text information and controls the video delivered by satellite. Each of the Company's control units is coded to receive guide information intended specifically for each individual system and its unique channel line-up. This ability to provide localized content through system-specific tagging capabilities distinguishes the Company from other program listings guide companies.

     The Company markets and sells TV Guide Channel through its TV Guide Affiliate Sales subsidiary to programming distributors as a tool for promoting the system's programs, especially premium channels and pay-per-view movies and events. The Company focuses, through TV Guide Media Sales, on targeted advertisers, such as cable and broadcast television networks, video and entertainment related product providers and consumer packaged goods companies, to increase advertising revenue. TV Guide Media Sales maintains offices in New York, Los Angeles, Chicago and Detroit to better pursue potential advertising sales.

     Sneak Prevue

     Sneak Prevue is the most widely used analog pay-per-view "barker" promotional service in the United States. Sneak Prevue's video component covers the entire screen with textual information relating to pay-per-view schedules, pricing, channel designation and ordering instructions overlaid near the bottom of the screen. The video is interspersed with textual information or billboards that provide a more comprehensive listing of the day's pay-per-view features. As a part of this analog service, the Company supplies the programming distributor with a control unit containing a computer and a laser disc player. Approximately every two weeks, the Company ships an updated laser disc that contains video clips for upcoming programming, graphics and other information for Sneak Prevue. The Company continuously sends, via satellite, updated ordering and scheduling information coded for specific systems. The control unit then tailors, collates and formats the video contained on the laser disc and the information received by satellite. The Company markets Sneak Prevue along with and in the same manner as the TV Guide Channel.

     Competition

     The Company's electronic program listings guide and program promotion services have the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; other electronic, interactive and on-line programming guides; and the Company's own printed program listings guide services. Sneak Prevue, in particular, faces competition from other pay-per-view promotional channels. In addition, TV Guide Channel and Sneak Prevue compete with other programming for limited analog cable television system channel slots. This competition has increased and the Company believes will continue to increase as programming distributors recapture analog channels to launch digital services. To date, the impact of channel recapture has not been significant to TV Guide Channel and Sneak Prevue distribution; however, there is no assurance that channel recapture will not adversely impact the Company in the future.

     TV Guide Interactive

     TV Guide Interactive is an interactive on-screen program listings guide that utilizes digital set-top converter software applications developed by the Company to allow users to retrieve program listings on demand. Program listings on TV Guide Interactive may be viewed by time, channel or category or the listings can be scanned alphabetically. TV Guide Interactive's functionality includes access to detailed program descriptions, parental control features and remind notices to viewers of the commencement of pre-selected programming and allows simple impulse pay-per-view buying. As deployment of digital cable systems continues and the number of available channels proliferates, the Company believes the navigational services of TV Guide Interactive become more valuable to viewers. In turn, the service becomes more attractive to advertisers and offers programming distributors a means by which to market their services and create brand loyalty with their viewers by offering the ability to include co-branding and configurable interfaces on various screens.

     The Company's interactive program guide is in the early stages of deployment. To date only a limited number of cable systems have been upgraded to digital. These digital upgrades are expensive and time-consuming and whether the cable operators ultimately choose to upgrade their cable systems to digital is outside the Company's control. Development of enhancements to the interactive program guide is ongoing. The continued introduction and development of the Company's interactive technology will depend on (i) the on-going development by certain third party manufacturers of new models of set-top converters that are capable of using more advanced interactive software and technology, (ii) the willingness of cable television systems to acquire and install a sufficient number of such set-top converters to enable the Company to market its interactive technology in a viable manner and
(iii) the acceptance of interactive technology in the market.

     With subsequent generations of digital set-top converter boxes, the Company believes that the functionality of TV Guide Interactive will increase and that home shopping, e-commerce and interactive advertising opportunities may become available.

     Competition

     TV Guide Interactive faces competition from a number of companies including large, well-known programmers and cable television operators that are attempting to develop viable interactive television technologies which may be accessed through cable television systems or otherwise. The Company's most significant competitors include Gemstar, and its subsidiary, StarSight Telecast, Inc. ("StarSight"), which have developed an advanced interactive programming guide with features that include the ability to activate a VCR to record programs selected with the guide, a feature not currently offered on the TV Guide Interactive digital guide. Microsoft Corporation, a licensee under the Gemstar and StarSight patents, also is marketing an interactive television guide. A number of direct broadcast companies and major television and set-top box manufacturers also provide interactive guides as licensees of Gemstar and StarSight. Finally, some manufacturers of cable television set-top boxes provide their own "native" interactive guides with the set-top boxes.

     The Company is involved in various lawsuits, including lawsuits charging infringement of patents owned by or licensed to Gemstar and StarSight relating to interactive television guides. On October 4, 1999, the Company and Gemstar announced that they had entered into a definitive merger agreement under which TV Guide will become a wholly owned subsidiary of Gemstar, subject to regulatory approval. The stockholders of the Company and Gemstar approved the merger on March 17, 2000. The Company expects that the litigation with Gemstar and its affiliates will be dismissed in connection with the closing of the transaction with Gemstar. Were that transaction not to close and if the Company is not successful in its lawsuits, the Company may be required to obtain a license to develop and market one or more of its services, to cease developing or marketing such services or to redesign such services. If the transaction with Gemstar does not close, the Company has the right to obtain a license at the Company's option to certain Gemstar patents under defined terms and conditions and for defined uses. There can be no assurance that the Company will elect to take the license or that, if taken, the license will resolve all patent disputes that may arise with Gemstar. In addition, there can be no assurance that if the Company elects not to take the license, or there is a dispute that is not resolved by the license, that the Company will be able to redesign its services to avoid infringement. Gemstar and its affiliates also have brought lawsuits on patents relating to interactive television guides against three major manufacturers of cable television set-top boxes with which the Company's interactive television guides may now or in the future be used.

TV Guide Online

     TV Guide Online is an entertainment website that can be found on the World Wide Web at http://www.tvguide.com. TV Guide Online includes an online program listings service, movie database, soap opera news and updates, general entertainment news and gossip, photos, games, chat rooms and bulletin boards. The site offers zip code-driven local cable channel lineups and listings and includes extensive search capabilities. In addition, TV Guide Online publishes TV Guide magazine content on its website. TV Guide Online had over 47 million page views in December 1999.

     Competition

     TV Guide Online is likely to face increasing competition from other internet-based television program listings, given the relatively low barrier to entering the market. In addition, many cable operators currently offer programming information on their own websites.

United Video Group

Superstar

     Superstar's operations primarily include providing direct-to-home programming satellite services through SNG. Superstar also provides certain call center and subscription management system services through TV Guide Enterprise Solutions.

     Direct-to-Home Satellite Programming Services--SNG

     The Company owns approximately 80% of SNG (as a result of its purchase of Liberty Media's 40% of SNG through the Liberty Transaction). SNG markets satellite entertainment programming to C-band home satellite dish owners in the United States in subscription periods of one, three, six or twelve months. In addition, effective November 2, 1999, SNG began promoting and soliciting orders for direct broadcast satellite entertainment programming on behalf of Echostar Satellite Corporation ("Echostar").

     SNG solicits C-band subscribers via advertising in industry publications, direct mail campaigns and outbound call center campaigns. SNG also markets its C-band satellite services through satellite equipment dealers by offering commissions to the dealers. In general, once a subscriber has ordered the service, SNG causes an authorization code to be transmitted to the customer's descrambler via satellite authorizing the customer's programming.

     On November 2, 1999, SNG signed an agreement with Echostar whereby SNG promotes and solicits orders for Echostar's direct broadcast subscription service, the Dish Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to the Dish Network and will receive a monthly residual commission over the life of the agreement, which expires on December 31, 2005. SNG will use various means of promoting the Dish Network to its current, past and future subscribers, including direct mail, industry publications and on-air advertising.

     SNG competes for subscribers with other large C-band direct-to-home satellite dish program packagers, some of which are affiliated with well-known, large programmers and cable television system operators. In addition, the C-band home satellite dish market faces competition from cable television as well as direct broadcast satellite services. Direct broadcast satellite uses Ku-band digital frequencies that can be received by significantly smaller and less expensive dish antennae and receiver terminals than those home satellite dishes that receive C-band analog frequencies. Because of the smaller dish size, direct broadcast satellite is more widely accepted than C-band satellite dish systems, particularly in urban markets. SNG's agreement with Echostar allows the Company to capitalize on the natural migration of C-band subscribers to direct broadcast satellite while continuing to be the largest provider of C-band satellite programming services. During the year ended December 31, 1999, the number of C-band subscribers in the industry decreased 14% to approximately 1.6 million subscribers. The Company expects the decline in the C-band industry to continue and this decline could accelerate significantly with the increasing popularity of direct broadcast satellite services and continued expansion of cable systems.

Satellite Distribution of Video Entertainment Services

UVTV

     UVTV markets and distributes superstations WGN (Chicago), WPIX (New York) and KTLA (Los Angeles), three of the five independent satellite-delivered television superstations, to cable systems and direct-to-home subscribers, including C-band and direct broadcast satellite. On March 1, 1999, the Company acquired as part of the Liberty Transaction the Netlink Wholesale Division, which includes a business that provides the Denver 6 services and a separate business that sells programming packages to satellite master antenna television (SMATV) systems serving hotels and multi-unit dwellings.

     Superstations

     WGN is currently the country's largest superstation in terms of subscribers. Its programming consistently ranks among the most popular satellite-delivered programming carried by cable television systems, with A.C. Nielsen reports showing that approximately 40.6% of all households receiving WGN watched it at least once a week during the fourth quarter of 1999. WPIX and KTLA are regional superstations distributed to the C-band, cable and direct broadcast satellite industries. WPIX and KTLA sales to direct broadcast satellite will likely cease during 2000 due to recent legislation regarding program exclusivity. This legislation renders the business economically infeasible due to the cost associated with establishing the capability to monitor and blackout selected programming.

     Sales of the superstations are dependent upon subscriber growth and/or channel capacity within existing cable systems. UVTV faces direct competition for distribution from over 150 cable network suppliers and competes indirectly with all cable programming providers for limited channel capacity. In order to receive and distribute satellite-transmitted television broadcasts, such as WGN and other superstations, cable television systems must pay copyright payments to the Copyright Arbitration Royalty Panel, which is a separate, less controllable cost than the fee paid directly to the copyright holder. These and other factors can influence a cable television system's decision to select a superstation such as WGN for distribution.

     The Company believes there are a number of entry barriers to the superstation markets thereby reducing the threat of competition. The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") generally requires new entrants to the superstation satellite-transmission market to obtain consent from the broadcast station they intend to retransmit but "grandfathers" those superstation signals that were on satellite prior to May 1, 1991. These provisions create a barrier to the emergence of new superstation competitors due to the difficulty of potential distributors obtaining retransmission consent at an economically feasible price. Moreover, the Company believes that its relationship with its superstations and cable television providers make it more difficult for potential retransmitters of WGN, KTLA and WPIX to enter the market.

     Denver 6 Service

        The Company currently offers six Denver-based television channels acquired in the Liberty Transaction--KCNC (CBS), KDVR (Fox), KMGH (ABC), KUSA (NBC), KWGN (an independent superstation that also carries WB programming) and KRMA (a Denver-based public broadcasting channel)--collectively known as the Denver 6. The Company plans to discontinue delivery of KRMA at the end of the first quarter, 2000. As of December 31, 1999, one or more of the Denver 6 channels were supplied to over 650 cable systems and over 250,000 C-band households in the United States and Canada.

     The Denver 6 service competes with other providers of programming to the cable television and C-band markets including PrimeTime 24, which retransmits other network affiliate channels from the east coast. There are no specific statutory or regulatory restrictions that prevent a satellite carrier from retransmitting the network signals comprising the Denver 6 service or the signals of competitive network affiliates so long as that carrier meets the requirements of applicable law. However, the Satellite Home Viewer Improvement Act of 1999 requires that, effective May 29, 2000, retransmission consent must be obtained for a local network to be satellite delivered back into its own licensed market. Therefore, UVTV will be required to obtain consent from the Denver stations to continue to serve households in the Denver market.

     Satellite Master Antenna Television Systems--SMATV

     The Company also sells programming packages to SMATV systems, private cable television systems serving hotels and multi-unit dwellings. As of December 31, 1999, the Company provided programming to approximately 2,710 SMATV systems.


ODS Technologies, L.P.

     ODS Technologies, L.P. produces, markets and distributes TVG Network, a sports entertainment cable network focused on horse racing with patented, proprietary interactive applications utilizing telephone, on-line virtual private network and digital set-top software developed or in development by the Company. The TVG Network has entered into exclusive and nonexclusive agreements with thirty-seven race tracks to deliver race content to the home and accept wagering from the home. The TVG Network is produced out of facilities in Santa Monica, California and is presently distributed by cable and direct-to-home satellite platforms to approximately 4.5 million households.

     Subscribers obtain access to the interactive applications by contacting a TVG Network subscriber management call center and providing information used to verify the individual's identity, age, state of residence and other required information. A secured account is opened once confirmations are received and deposited funds are cleared. The National Thoroughbred Racing Association processes all subscriber wagering activity, including the acceptance and confirmation of wagering from interactive applications, independent of TVG Network operations through an operating hub in the state of Oregon, as authorized by Oregon Multi-jurisdictional Simulcasting and Interactive Wagering Totalizator Hub regulations and under the authority of the Oregon Racing Commission. Accounts are currently accepted from Kentucky, Maryland and Oregon only. With increased distribution and expansion of the markets from which accounts are accepted, TVG Network believes that increased fee revenue, network advertising, merchandising and data delivery, home shopping, e-commerce and interactive advertising opportunities may become available.

     Strategies associated with access to additional states are in the early stages of deployment. Further market access will depend on a number of factors, including (i) state and Federal legislation and regulations related to Internet gaming and pari-mutuel wagering and
(ii) the level of support or resistance received from current pari-mutuel industry participants. Certain existing industry participants have developed and launched networks and/or interactive wagering which may or may not be within the scope of TVG Network contracts or patent technology. TVG Network may face increased competition and may not achieve a profitable level of operations in the foreseeable future.

Software Development and Systems Integration Solutions--SSDS

     SSDS provides information technology consulting, integration and software development services in the form of business solutions for networked computing environments. SSDS' 78% owned subsidiary, Knowledge Workers, Inc., provides information technology recruiting and retention services.

     On February 28, 2000, SSDS entered into an agreement to sell its client/server and web-based network integration services division to BTG, Inc. SSDS expects that the sale will close in April 2000. SSDS intends to focus its remaining resources on the development of KWI's information technology recruiting and retention services.

Satellite Transmission Services for Private Networks--SpaceCom

     SpaceCom provides point-to-multipoint satellite distribution of content for various industries throughout North America, including radio programmers, paging network operators, financial information providers, news services and other private business networks.

     SpaceCom leases two C-band and two Ku-band satellite transponders, which distribute content uplinked from its teleport facility. The customer's content is uplinked using FM Squared or FM Cubed technology and is received at the customer's or their subscribers' multiple locations.

     Most of SpaceCom's revenue is derived from the FM Cubed service. In 1999, SpaceCom launched an additional FM Cubed carrier on a separate satellite without acquiring additional transponder space. The second FM Cubed service has increased demand from the paging industry for the technology as a result of providing satellite redundancy.

     SpaceCom markets "turn-key" one-way satellite based communications networks, which require little maintenance or intervention by the customer other than coordination of the receive hardware for its network end users to the radio, paging and financial information network markets. SpaceCom's customers sign contracts for initial terms of typically five years or greater, often through the end of life on the satellite. Approximately 49% of SpaceCom's 1999 revenues were attributable to paging customers.

Research and Development

     Company-sponsored research and development activities charged against pre-tax earnings were $11.5 million, $7.9 million and $7.5 million in 1999, 1998 and 1997, respectively.

Regulation

     The satellite transmission, cable and telecommunications industries are subject to federal regulatory conditions, including Federal Communications Commission ("FCC") licensing and other requirements. The industries are also often subject to extensive regulation by local and state authorities. While most cable and telecommunication industry regulations do not apply directly to the Company, they affect programming distributors, the primary customer for the Company's products and services. In the past, uncertainty about proposed or even rumored regulatory changes has occasionally caused the Company's programming distributor customers to postpone purchasing decisions and actions. The Company monitors pending legislation to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

     Copyright Matters. Under the "cable compulsory license" provisions of the Copyright Act of 1976 (the "Copyright Act"), programming distributors are required to pay copyright fees that arise from their reception and distribution of satellite-transmitted television broadcasts such as WGN and other superstations. These provisions also grant an exemption which allows the Company to transmit and market its superstations without agreements with, or copyright payments to, the broadcast station or the program owners. The cable television systems that carry the superstation broadcasts are responsible for paying copyright fees to the United States Copyright Office, a federal copyright fee collection agency. Legislation has been recommended from time to time to repeal the cable compulsory license provision, although no such legislation has been passed by Congress. Similar legislation may be discussed and possibly introduced in the near future to consider "reform" of the cable compulsory license, and if adopted, such legislation could hinder or prevent the Company from marketing superstation services such as WGN. Two copyright owner groups, "Joint Sports Claimants" and "Program Suppliers" have recently petitioned the Copyright Office to institute a proceeding to adjust the royalty rates and gross receipts limitations that are used to calculate cable systems' copyright payments under the cable compulsory license (the "Adjustment Proceeding"). On February 28, 2000, the Copyright Office issued a notice requesting comments and announcing a negotiation period. Under the rules of the Copyright Office, interested parties must file a notice if they wish to participate in the negotiation or the Adjustment Proceeding. The deadline for such filings is April 6, 2000. The 30 day negotiation period closes May 10, 2000. If the parties filing notices do not reach a compromise in that timeframe, the Copyright Office will issue a scheduling order for a panel of arbitrators to convene and consider adjustments to the cable royalty rates. Upward adjustments in the royalty rates could hinder or prevent the Company from marketing superstation services such as WGN.

     The Copyright Act and U.S. Copyright Office regulations generally impose a significantly higher copyright fee on cable television systems in certain markets for carrying more than two distant independent television stations. This copyright fee structure limits the extent to which cable television systems are able to carry superstations. The Adjustment Proceeding may impact the copyright fee structure.

     Satellite Home Viewer Act of 1988. The Satellite Home Viewer Act of 1988 ("SHVA") provides for a "home satellite dish compulsory copyright license" for the retransmission of network and superstation signals and programming to the home satellite dish market. Under the terms of SHVA, satellite carriers, such as the Company's UVTV division, are responsible for paying copyright fees to the U. S. Copyright Office, which acts as a federal copyright fee collection agency for the sale of superstation signals to home satellite dish owners. On October 27, 1997, the Librarian of Congress ("Librarian") finalized his decision to accept the Copyright Arbitration Rate Panel's ("CARP") recommendation that copyright fees for direct-to-home satellite carriage of superstations and distant network television broadcast signals be raised to $0.27 per subscriber, per month. The CARP also recommended that these increases be retroactive to July 1, 1997; however, the Librarian ruled to effect the change January 1, 1998. Superstation copyright fees previously ranged from $0.14 to $0.175 per subscriber, per month while network affiliate fees approximated $0.06 per subscriber, per month. Several programming packagers of home satellite services, such as the Company's SNG subsidiary and distributors of programming to C-band direct-to-home programming packagers, such as UVTV, thereafter announced price increases to cover the increase in the copyright fee. Effective January 1, 1998, SNG increased the rates charged to its retail customers to cover the increased copyright fees, limiting its exposure to the remaining subscription period for those customers who purchased programming in advance for more than one month. In addition, on that same date, UVTV increased the rates charged to its wholesale C-band customers. Therefore, the copyright fee increases did not have a material adverse effect on the Company's financial position or results of operations. The Satellite Home Viewer Act of 1994 extended the home satellite dish compulsory license, which had been scheduled to expire on December 31, 1994, through the end of 1999.

     Satellite Home Viewer Improvement Act of 1999. The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") was signed into law November 29, 1999, as part of an appropriations bill. SHVIA extends the SHVA compulsory copyright license for superstations and distant network stations for an additional five years, until December 31, 2004. SHVIA also reduced the associated license fees for superstations to $0.189 per subscriber, per month and for distant network stations to $0.1485 per subscriber, per month, retroactive to July 1, 1999. SHVIA requires the FCC to conduct a number of rulemakings that may ultimately subject superstations and distant network stations delivered by satellite directly to dish owners to new program exclusivity rules (similar to those imposed on these types of signals distributed by cable operators and other wireline programming distributors), including syndicated exclusivity, network non-duplication and sports blackout rules. The impact of these rules on the distribution of signals by UVTV and SNG cannot be determined until the rules are promulgated, but any such rules may restrict and negatively impact the distribution of superstations and distant network stations by satellite.

     SHVA prohibited the retransmission by a satellite carrier of a television broadcast signal of a network television station to households that receive a Grade B intensity over-the-air signal of a television broadcast station affiliated with such network and to households that receive (or within the past 90 days had received) through a cable system the signal of a television station affiliated with such network. SHVIA retains the Grade B eligibility standard for distant network stations, but eliminates the 90-day waiting period and directs the FCC to review the signal strength measurement and subscriber eligibility standards in a rulemaking and report to Congress. SHVIA also provides a copyright liability moratorium for all satellite carriers distributing distant network signals to existing (as of October 31, 1999) and recently terminated (after July 11, 1998) subscribers who are within Grade B contours of local network affiliates. Moreover, the entire C-band industry (including UVTV's Denver 6 service as a satellite carrier and SNG as a programming distributor) is exempt from all restrictions on delivering distant network signals to subscribers who received C-band service distant network signals before October 31, 1999. SHVIA also impacts the C-band and direct broadcast satellite industry generally with rulemakings, exemptions and added regulatory requirements, the combined effect of which may restrict and make uneconomic the uplinking and distribution of distant network stations and superstations to dish owners. While SNG is not a satellite carrier, certain programming sold by SNG, such as Denver 6 and PrimeTime 24, is subject to these rules. The Company's Denver 6 service, as a satellite carrier, is subject to the new provisions in SHVIA.

     The broadcast networks and their affiliates commenced infringement actions against certain satellite carriers for violation of the network service restrictions. Negotiations between certain satellite carriers, the National Association of Broadcasters, certain network-affiliated television stations and their respective affiliate associations resulted in an agreement that restricted distribution of distant network signals through the adoption of a "red zone/green zone" plan which limited the Company's Denver 6 service, and SNG's ability to sell network television station signals into certain markets. With the passage of SHVIA, the Company had the option of discontinuing the "red zone/green zone" agreement and utilizing the exemption for C-band subscribers to continue distributing distant network signals. The Company elected to discontinue the "red zone/green zone" agreement. The broadcasters have, however, objected to such termination and have asserted claims for liquidated damages and other damages as a result of the Company's determination not to terminate Denver 6 distant network signal subscribers during the time period from September 1999 through and after the passage of SHVIA up to the notice of termination.

     "Local-Into-Local". SHVIA provides satellite carriers a new compulsory copyright license, which is permanent and royalty-free, for the delivery of local network stations into local markets (defined as the station's DMA and county of license). This license is available for service to commercial establishments and applies to Mexican and Canadian broadcast signals. Satellite carriers will have to obtain retransmission consent (after a six-month grace period ending May, 2000) and comply with must carry rules that are to be promulgated by the FCC effective January 1, 2002. The Company has no plans to distribute local signals in the C-band markets. Direct broadcast satellite carriers expect to serve the larger television markets only (currently Top 10 markets; expected Top 50). Unless and until a rural loan guarantee program becomes law (deleted from SHVIA before passage in late 1999, but reintroduced and reported favorably out of various committees in early 2000), it is not certain that local signals will be distributed in the smaller and rural television markets. The distribution of local signals will enhance direct broadcast carriers' ability to compete with cable and may enhance, subject to the limitations above, the distribution of superstations to direct broadcast satellite subscribers. The availability of local signals to direct broadcast satellite, without corresponding local signals for C-band, may contribute to the ongoing decline of C-band subscribers.

     1992 Cable Act. In October 1992, Congress enacted the 1992 Cable Act, which provided a comprehensive regulatory framework for the operation of cable television systems, including substantial rate regulation for certain services and equipment provided by most cable television systems in the United States. Pursuant to the 1992 Cable Act, the FCC adopted regulations with respect to rates charged for certain cable television services and for equipment to receive those services. Regulations and policies adopted by the FCC under the 1992 Cable Act may impair the Company's ability to offer competitive rates and volume discounts on certain of its products and services and may affect the rates charged by SNG to home satellite dish programming packagers.

     Telecommunications Act of 1996. In February 1996, Congress enacted the Telecommunications Act of 1996, which provides for substantial deregulation of both the cable and telephone industries, allowing each to compete with the other in local market areas and also enables electric utilities to enter the telecommunications industries. While there are no provisions in the Telecommunications Act of 1996 that affect the Company directly, it indirectly may create more competition and less regulation within the video services marketplace.

Patents and Trademarks

     The Company and its subsidiaries and affiliated companies have 32 issued U.S. Patents. Two patents expiring in 2010 and 2012 concern certain aspects of SpaceCom's transmission technology, including FM Cubed. One patent expiring in 2012 relates to certain electronic circuit card connector technology. One patent expiring in 2009 relates to one-way, point-to-multipoint facsimile transmission by satellite. The Company is not currently pursuing development of the facsimile transmission technology. Two patents expiring in 2015 concern various aspects of ODS's interactive wagering technology. The remaining 26 patents relate to certain electronic television program guide technologies. The Company, through its subsidiaries and affiliated companies, also has 120 pending non-provisional U.S. patent applications and 46 unexpired provisional U.S. patent applications relating to certain interactive wagering and electronic television program guide technologies. Of the 120 pending non-provisional applications, 3 claim priority to 4 of the unexpired provisional applications. The Company has filed and prosecuted foreign counterpart patent applications to most, but not all, of its U.S. patent applications in selected foreign jurisdictions. The Company cannot at this time determine the significance of any of its current or future patents, if issued, to its businesses.

     Many of the Company's competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by the Company. The Company is currently engaged in the development of a variety of enhancements to its electronic television program guides. There can be no assurance that any such enhancements developed by the Company would not be found to infringe patents that are currently held or may be issued to others. The Company is currently engaged in two lawsuits relating to certain patents owned by or licensed by Gemstar, StarSight and SuperGuide Corporation, relating to certain functions performed by interactive
program guide services.   See "--TV Guide Entertainment Group;
On-Screen Program Promotion and Guide Services; TV Guide Interactive; Competition" and "--Legal Proceedings".

     Patents of third parties may have an important bearing on the Company's ability to offer certain of its products and services. There can be no assurance that the Company is or will be aware of all patents containing claims that may pose a risk of infringement by the Company's products and services. In addition, patent applications in the United States are generally confidential until a patent is issued and so the Company cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the Company's products or services were to infringe patents held by others, the Company may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. The Company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether the Company would be able to obtain such licenses on commercially reasonable terms. If the Company were unable to obtain such licenses, the Company may not be able to redesign its products or services to avoid infringement.

     The Company holds U.S. and foreign registrations for numerous trademarks and service marks, including the word marks "TV Guide", "Prevue", "Prevue Express", "Superstar" and "FM Cubed". The Company also holds registrations for a variety of other design marks.


Employees

     As of December 31, 1999, the Company had approximately 3,300 employees, including approximately 450 employees leased from Turner Vision. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

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

     The Company leases a total of 17 transponders on several different satellites owned and operated by various satellite companies. Lease payments for a single transponder range from $33,000 to $200,000 per month, depending upon the location of the satellite, the satellite's footprint, the date of the lease and the power of the satellite. Certain of the transponder leases are for fixed terms while others have terms through the operational life of the respective satellite. Four of the Company's transponder leases expired in February 2000. The remaining transponder leases are expected to expire between 2000 and 2005.

     The Company leases an aggregate of approximately 500,000 square feet of office space in 22 locations throughout the United States under leases with remaining terms of up to eight years.

ITEM 3.    LEGAL PROCEEDINGS

     On October 8, 1993, the Company received correspondence from StarSight, now a wholly owned subsidiary of Gemstar, bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program schedule services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 6, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original Complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint seeking damages and injunctive relief. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the other two patents identified in the original complaint and the five patents licensed to StarSight are not infringed by the Company. On March 20, 1995, StarSight filed an Answer to the Amended and Supplemental Complaint, reasserting its charge of infringement of the 121 Patent. In December 1995, StarSight moved to file an amended answer to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. Trial of validity and inequitable conduct unenforceability of the 121 Patent, and alleged infringement by the Prevue Express product of the 121 Patent, commenced May 8, 1996. Proceedings on all issues other than liability with respect to the 121 Patent had been stayed. Over the course of the subsequent two and one-half years, the Court heard approximately 20 days of testimony, which concluded on July 7, 1998. The trial was continued at various times at the parties' request to allow the parties to assess the litigation and consider settlement possibilities. Although the parties announced a settlement as part of a business deal on January 20, 1998, it was never finalized, and no settlement was reached. The parties submitted post-trial papers in September and October 1998, and presented closing arguments to the Court on November 12, 1998. The case has been submitted to the Court and the parties are awaiting a decision on the issues of infringement and validity of the 121 Patent. Shortly before the closing arguments, on November 9, 1998, StarSight moved to dismiss the case asserting that the Company had abandoned the Prevue Express product at issue in the case and that the Court therefore lacked subject matter jurisdiction over the matter. The Company opposed the motion on November 12, 1998. The Court did not issue a decision on that motion. On February 19, 1999, the Court entered Partial Findings of Fact and Conclusions of Law determining that the 121 Patent is not unenforceable by reason of inequitable conduct. The Court referred the case to a Magistrate Judge for settlement conference purposes prior to the Court entering additional findings of fact and conclusions of law with respect to the remaining issues tried. On October 4, 1999, the Company and Gemstar announced that they had entered into a definitive merger agreement under which the Company will become a wholly owned subsidiary of Gemstar. The transaction was approved by the stockholders of both companies on March 17, 2000, but has not closed pending regulatory approvals. The Company expects that the litigation with Gemstar and its affiliates will be dismissed in connection with the closing of the transaction with Gemstar. In the meantime, this litigation has been administratively terminated pursuant to an order entered by the Court on November 24, 1999. If the transaction with Gemstar does not close, the parties may reopen the proceedings upon a showing of good cause. The parties are required to advise the Court as to the need to maintain the administrative closure by August 24, 2000. If the transaction with Gemstar does not close, there could be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     On July 24, 1998, Gemstar and StarSight filed an action in the U.S. District Court for the Northern District of California asserting infringement by the Company's TV Guide Networks, Inc. subsidiary (formerly Prevue Networks, Inc.) of the 121 Patent and U.S. Patent No. 4,751,578 (the "578 patent") seeking damages and injunctive relief. The original Complaint did not specify a product accused of infringement. On September 30, 1998, Gemstar and StarSight filed an Amended Complaint adding SuperGuide Corporation ("SuperGuide") as a plaintiff, Tele-Communications, Inc. ("TCI") as a defendant, and specifying TV Guide Interactive as the allegedly infringing product. TCI Communications, Inc. was subsequently substituted for TCI. TV Guide Networks answered the Amended Complaint on October 15, 1998, asserting the defenses of non-infringement, invalidity and estoppel with respect to both the 121 and 578 Patents, and inequitable conduct unenforceability with respect to the 121 Patent. In addition, TV Guide Networks asserted that StarSight had violated the antitrust laws. On August 7, 1998, TV Guide Networks moved to transfer this action to the U.S. District Court for the Northern District of Oklahoma. On February 2, 1999, the California Court granted TV Guide Networks' motion to transfer. On December 23, 1998, Gemstar, StarSight and SuperGuide filed a motion before the Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer for pretrial proceedings this action and four other patent infringement lawsuits Gemstar and its affiliated companies have pending with manufacturers of cable television set-top boxes. In their motion, Gemstar and its affiliates suggested either the Central or Northern District of California as the appropriate venue for pretrial proceedings. TV Guide Networks opposed the motion for consolidation. On April 26, 1999, the JPML denied the motion to transfer the action pending in the Northern District of Oklahoma to another district court for pretrial proceedings. The JPML also ordered that the cases against the manufacturers of cable set-top boxes be transferred to the Northern District of Georgia for pretrial proceedings. On March 22, 1999, the transferred case in the Northern District of Oklahoma was referred to a Magistrate Judge for settlement conference purposes. As discussed above, the Company expects that this litigation will be dismissed in connection with the closing of the merger transaction with Gemstar. In the meantime, this litigation has been administratively terminated pursuant to an order entered by the Court on March 9, 2000. If the transaction with Gemstar does not close, the parties may reopen the proceedings upon a showing of good cause. The parties are required to advise the Court as to the need to maintain the administrative closure by August 24, 2000. If the transaction with Gemstar does not close, there could be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, the State has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. The Company has provided a reserve of $275,000 for certain matters associated with the State's claim. No provision has been made in the Company's financial statements for the remainder of the State's claim and the Company has not collected from its customers or remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. On March 13, 2000, the Company was awarded complete summary judgment in its favor. The State has indicated that it plans to appeal the judgment to the Illinois Appellate Court. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, a complete reversal of the summary judgment could result in a loss of up to $4.4 million.

     By letter dated March 20, 2000 and in other correspondence and discussions, the broadcast networks and their affiliates have made a demand for damages against the Company for alleged violations of the network service restrictions in the "red zone/green zone" plan which limited the Company's Denver 6 service, and SNG's ability to sell those network television station signals into certain markets. With the passage of SHVIA, the Company exercised the option of discontinuing the "red zone/green zone" agreement and utilizing the exemption for C-band subscribers to continue distributing distant network signals. The broadcasters have objected to such termination and have asserted claims for liquidated damages and other damages as a result of the Company's determination not to terminate Denver 6 distant network signal subscribers during the time period from September 1999 through and after the passage of SHVIA up to the notice of termination. The Company and the broadcast networks and affiliates have commenced settlement negotiations. Because these claims are preliminary and discussions are ongoing, the Company cannot reasonably predict whether there will be any damages awarded if the broadcast networks and affiliates commence a proceeding against the Company.

     On October 4, 1999, a former employee of ODS Technologies, L.P. ("ODS"), filed a complaint against that Company in the Los Angeles Superior Court asserting causes of action for breach of contract and declaratory relief relating to his employment agreement with ODS and seeking damages. The matter is set for trial in October 2000. Although discovery has not been completed, the Company believes the claims are without merit and will vigorously defend the action in court.

     On October 18, 1999, another former employee of ODS filed a complaint against ODS and the Company in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. Discovery in this proceeding is in a preliminary stage and ODS and the Company's motion to dismiss the lawsuit for lack of personal and subject matter jurisdiction is pending before the Court.

    The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.



ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information

     The Company's Class A Common Stock is traded on the Nasdaq
National Market tier of The Nasdaq Stock Market under the symbol TVGIA.

     High and low sales prices of the Company's Class A Common Stock, as reported on the Nasdaq National Market, are as follows:

                                    Market Price (1)
                         -------------------------------------
                              1999                    1998
     Quarter ended       High      Low           High      Low
     -------------       ----      ---           ----      ---

     March 31           $20.75   $10.94         $10.82    $6.69
     June 30            $25.13   $17.39         $11.07    $9.00
     September 30       $20.82   $12.82         $10.28    $6.88
     December 31        $48.50   $19.31         $13.38    $5.13


    (1) Adjusted for two-for-one stock split effected in the form of a stock dividend to stockholders of record on December 17, 1999. See Note 11 of Notes to Consolidated Financial Statements.


Holders

     At March 20, 2000, the Company had 116 holders of record of its Class A Common Stock and two holders of record of its Class B Common Stock.


Dividends

     No cash dividends were declared or paid during 1999 or 1998.

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

ITEM 6.  SELECTED FINANCIAL DATA

                SELECTED CONSOLIDATED FINANCIAL DATA
                (In thousands, except per share data)


     The following selected consolidated financial data for each of the five years in the period ended December 31, 1999 are derived from the audited consolidated financial statements of the Company. The data set forth in this table should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements and the Notes thereto and other financial information included herein.

                                   Year Ended December 31,
                          -------------------------------------------
                          1999(1)   1998(2)   1997    1996(3)   1995
                          ------    ------    ----    ------    ----

Operating Data:
  Revenues              $1,135,305 $621,940 $530,420 $484,713 $262,919
  Depreciation and
    amortization          (135,965) (28,227) (18,850) (16,732) (11,769)
  Operating income          86,982  108,619  101,126   69,364   38,416
  Interest expense         (43,609)  (1,629)  (2,122)  (2,024)  (2,003)
  Income tax expense       (26,392) (58,977) (38,438) (25,792) (14,483)
  Net income                 4,651  102,059   67,435   46,302   23,172
  Earnings per share(4):
    Basic                     0.02     0.59     0.39     0.28     0.16
    Diluted                   0.02     0.59     0.39     0.27     0.16
  Cash dividends
    declared per
    common share                --       --       --       --       --

Other Data:
  EBITDA (5)            $  222,947 $136,846 $119,976 $ 86,096 $ 50,185
  Capital expenditures      44,629   11,115   10,250   14,484   12,101
  Net cash provided by
    operating activities    74,024   95,385   80,864   60,800   33,534
  Net cash provided by
    (used in) investing
    activities            (864,101)  61,735  (66,934) (42,196) (35,956)
  Net cash provided by
    (used in) financing
    activities             727,643  (34,032) (24,284)  (4,188)  (1,617)
  Ratio of earnings to
    fixed charges (6)         1.8x    22.6x    15.1x    11.4x     9.6x

Balance Sheet Data:
  Cash and cash
    equivalents         $   93,210 $155,644 $ 32,556 $ 42,910 $ 28,494
  Total assets           3,314,819  412,506  303,142  259,004  185,880
  Capital lease
    obligations and
    long-term debt         624,290   13,007   17,207   20,718   23,992

(1) Effective March 1, 1999, the Company's consolidated operating results include the operating results of certain corporations which own and publish TV Guide magazine, publish cable-based television listing guides, operate the web site now known as TV Guide Online and hold certain other assets. These corporations were acquired from an indirect subsidiary of News Corp. in a transaction accounted for as a purchase.

(2) Effective February 1, 1998, the Company's consolidated operating results include the operating results of Turner Vision, Inc.'s retail C-band business. Turner Vision contributed its retail C-band business to SNG, a joint venture formed to combine the retail C-band business of TV Guide's Superstar division and Liberty Media's Netlink USA division, in return for an approximate 20% interest in SNG.

(3) Beginning January 25, 1996, the Company's consolidated operating results include the operating results of Liberty Media's Netlink division, which was acquired by the Company on March 1, 1999 in a transaction accounted for as a combination of entities under common control, similar to a pooling of interests. January 25, 1996, represents the date Tele-Communications, Inc. ("TCI") acquired a controlling interest in the Company. Liberty Media was a subsidiary of TCI.

(4) Earnings per share amounts have been adjusted for the two-for-one stock split effected in the form of a stock dividend on December 17, 1999 to holders of record on December 3, 1999.

(5) EBITDA means operating income before depreciation and amortization. EBITDA is presented supplementally as the Company believes it is a widely used financial indicator of a leveraged company's ability to service and incur indebtedness. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, TV Guide's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

 (6) For the ratio of earnings to fixed charges calculations, earnings available for fixed charges consists of earnings before income taxes and minority interests in earnings of consolidated subsidiaries plus fixed charges. Fixed charges consist of interest on debt and that portion of rental expense the Company believes to be representative of interest.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

     The table below sets forth certain financial information for the Company and each of the businesses operated by it during the years ended December 31, 1999, 1998 and 1997.



                                           Consolidated                        Guarantor Group (7)
                                      Year Ended December 31,                 Year Ended December 31,
                                  1999 (1)      1998          1997        1999 (1)      1998          1997
                                  ----          ----          ----        ----          ----          ----

                                  Amount        Amount        Amount      Amount        Amount        Amount
                               -------------------------------------   -------------------------------------

Revenues
  TV Guide Magazine Group     $  533,482    $       --   $       --   $ 533,482     $      --    $      --
  TV Guide Entertainment
    Group (2)                     91,849        76,822       62,956      81,518        67,439       54,546
  United Video Group
    SNG (3)                      390,119       414,694      326,285          --            --           --
    UVTV (3)                      82,667        84,741       74,614      82,667        84,741       74,614
    ODS (4)                          890           312           --          --            --           --
    Other                         66,633        69,387       84,021          --            --           --
                              ----------    ----------   ----------   ---------     ---------    ---------
                                 540,309       569,134      484,920      82,667        84,741       74,614
                              ----------    ----------   ----------   ---------     ---------    ---------
    Eliminations                 (30,335)      (24,016)     (17,456)         --            --           --
                              ----------    ----------   ----------   ---------     ---------    ---------
      Total                   $1,135,305    $  621,940   $  530,420   $ 697,667     $ 152,180    $ 129,160
                              ==========    ==========   ==========   =========     =========    =========

Operating income (loss):
  TV Guide Magazine           $   36,421    $       --   $       --   $  36,421     $      --    $      --
  TV Guide Entertainment
    Group (2)                        657        13,772       13,889       6,731        14,832       15,715
  United Video Group
    SNG (3)                       63,744        50,812       35,637          --            --           --
    UVTV (3)                      37,550        41,561       41,201      37,550        41,561       41,201
    ODS (4)                      (34,886)       (4,300)          --          --            --           --
    Other                        (16,504)        6,774       10,399      (1,425)       (2,516)      (2,800)
                              ----------    ----------   ----------   ---------     ---------    ---------
                                  49,904        94,847       87,237      36,125        39,045       38,401
                              ----------    ----------   ----------   ---------     ---------    ---------
      Total                   $   86,982    $  108,619   $  101,126   $  79,277     $  53,877    $  54,116
                              ==========    ==========   ==========   =========     =========    =========

Consolidated depreciation
  and amortization            $  135,965    $   28,227   $   18,850   $ 101,240     $  10,588    $   9,271
Consolidated capital
  expenditures                    44,629        11,115       10,250      37,077         7,997        6,380
Net cash provided by
  (used in):
    Operating activities          74,024        95,385       80,864      49,801        40,426       65,063
    Investing activities        (864,101)       61,735      (66,934)   (863,718)       65,304      (62,878)
    Financing activities         727,643       (34,032)     (24,284)    725,220       (33,298)      (9,021)

Other data:
  EBITDA (5)                  $  222,947    $  136,846   $  119,976     180,517        64,465       63,387
  Ratio of earnings to
    fixed charges (6)               1.8x         22.6x        15.1x        1.7x         17.0x        14.2x



(1) Effective March 1, 1999, the Company's consolidated operating results include the operating results of certain corporations which own and publish TV Guide magazine, publish cable-based television listing guides, operate the web site now known as TV Guide Online and hold certain other assets. These corporations were acquired from an indirect subsidiary of News Corp. in a transaction accounted for as a purchase.

(2) The revenues and operating income for TV Guide Entertainment Group include TV Guide Channel, Sneak Prevue, TV Guide Interactive and other guide services offered both domestically and internationally.

(3) The amounts shown in the above tables for SNG and UVTV represent their revenues and operating income included in the Company's consolidated results of operations. Beginning January 25, 1996, these operating results include the operating results of Liberty Media's Netlink division which was acquired by the Company on March 1, 1999 in a transaction accounted for as a combination of entities under common control, similar to a pooling of interests. January 25, 1996, is the date TCI acquired a controlling interest in the Company. Liberty Media was a subsidiary of TCI. Beginning February 1, 1998, SNG's operating results also include the retail C-band operations of Turner Vision, Inc.

(4) The amounts shown in the above tables for ODS represent its revenues and operating income included in the Company's consolidated results of operations for the period July 13, 1998 through December 31, 1999. On July 13, 1998, the Company increased its ownership interest in ODS Technologies, L.P. to 98% by purchasing an additional 88% interest in ODS. Prior to July 13, 1998, the Company held an unconsolidated 10% interest in ODS.

(5) EBITDA means operating income before depreciation and amortization. EBITDA is presented supplementally as the Company believes it is a widely used financial indicator of a leveraged company's ability to service and incur indebtedness.
     The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(6) For the ratio of earnings to fixed charges calculations, earnings available for fixed charges consists of earnings before income taxes and minority interests in earnings of consolidated subsidiaries plus fixed charges. Fixed charges consist of interest on debt and that portion of rental expense the Company believes to be representative of interest.

(7) Represents the combined results of the Company and its restricted subsidiaries that guarantee the 8 1/8% senior subordinated notes. The Company has one partially owned domestic subsidiary and one partially owned foreign subsidiary that are restricted subsidiaries under the indenture but are not guarantors of the notes. For purposes of the calculation of the ratio of earnings to fixed charges, equity in earnings and losses of the Company's subsidiaries which do not guarantee the 8 1/8% senior subordinated notes have been excluded.

     Revenues for 1999 were $1.1 billion, compared to $621.9 million in 1998 and $530.4 million in 1997. Revenues increased $513.4 million, or 83%, in 1999 compared to 1998, primarily due to $533.5 million of additional revenues attributable to TV Guide magazine, which was acquired by the Company on March 1, 1999, coupled with increased advertising revenues by TV Guide Entertainment Group, partially offset by decreased subscriber revenues earned by SNG. Revenues increased
$91.5 million, or 17%, in 1998 compared to 1997, primarily due to $89.5 million of additional revenues attributable to Turner Vision's retail C-band operations, which were combined with those of SNG effective February 1, 1998 and increased advertising and service fee revenues by TV Guide Entertainment Group. These increases were partially offset by a decrease of $9.3 million in commission revenues from Superstar acting as a service agent in the direct broadcast satellite market.

     Operating expenses, before depreciation and amortization, were $912.4 million for the year ended December 31, 1999, compared to $485.1 million in 1998 and $410.4 million in 1997. Operating expenses increased $427.3 million, or 88%, in 1999 over those in 1998 due to $407.3 million of additional expenses attributable to TV Guide magazine coupled with increased costs associated with the development of the various TV Guide Entertainment Group products and the TVG Network, partially offset by lower costs to operate SNG. Operating expenses, before depreciation and amortization, increased $74.7 million, or 18%, in 1998, compared to 1997, primarily due to $77.8 million of additional expenses attributable to Turner Vision; increased personnel costs resulting from the growth in TV Guide Entertainment Group; increased legal fees related to litigation and patent filings; and increased costs associated with TV Guide Channel's new format under the TV Guide brand. These increases were partially offset by a $7.4 million decrease in operating expenses due to the termination of Superstar's service agent agreements with program suppliers in the direct broadcast satellite market and a reduction in programming costs resulting from renegotiated programming contracts.

     Depreciation and amortization was $136.0 million in 1999, compared to $28.2 million and $18.8 million in 1998 and 1997, respectively. Depreciation and amortization increased $107.7 million, or 382%, in 1999 over 1998 primarily as a result of amortization of intangibles and depreciation resulting from the acquisition of TV Guide magazine. Depreciation and amortization increased $9.4 million, or 50%, in 1998 over 1997 primarily as a result of amortization of intangibles resulting from the acquisitions of Turner Vision and ODS Technologies, L.P., coupled with higher depreciation resulting from the acquisition of equipment to support various TV Guide products.

     A $37.9 million gain on issuance of equity by subsidiary was recognized in 1998. The gain resulted from the acquisition of Turner Vision's retail C-band business.

     Interest expense was $43.6 million in 1999 compared to $1.6 million and $2.1 million in 1998 and 1997, respectively. The increase in interest expense in 1999 over 1998 and 1997 was attributable to increased debt levels resulting primarily from the issuance of $400 million of senior subordinated notes and $185 million of bank debt to fund a portion of the TV Guide acquisition.

     Other income (expense) for 1999 totaled $(134,000), compared to $16.5 million in 1998 and $6.2 million in 1997. Included in other income during 1999 were $4.5 million of expenses associated with the pending merger transaction with Gemstar. Included in other income during 1998 was a $10.4 million gain associated with the sale of equity securities.

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 87% in 1999, compared to 37% in 1998 and 36% in 1997. The increase in the effective tax rate in 1999 was due to the increase in non-deductible goodwill amortization as a result of the TV Guide acquisition.

     Minority interest in earnings for 1999 of $12.2 million, represents that portion of earnings attributable to the minority ownership in SNG, SSDS, Infomedia S.A. and Sneak Prevue LLC.

TV Guide Magazine Group

     The following table sets forth certain financial information for the TV Guide Magazine Group for the years ended December 31, 1999, 1998 and 1997:
                                      Year ended December 31,
                              1999    Change   1998    Change    1997
                              ----    ------   ----    ------    ----
                                         (In thousands)


     Revenues                $652,339   2%   $642,406     0 %  $644,100
     Operating expenses       498,201   1%    492,049     5 %   468,920
     Depreciation               7,812  16%      6,710    (2)%     6,855
                             --------        --------          --------
     Operating income
       before amortization   $146,326   2%   $143,647   (15)%  $168,325
                             ========        ========          ========

     Operating margin
       percentage (before
       amortization)              22%             22%               26%


     The results of operations of the TV Guide Magazine Group have been consolidated with the results of operations of the Company for reporting purposes subsequent to March 1, 1999, the date the Company acquired TV Guide magazine. The above table and following discussion are based on financial information of the business acquired, both prior to and subsequent to its March 1, 1999 acquisition date and do not include the amortization of intangible assets resulting from the acquisition or that was reflected in its historical financial statements.

     Revenues for 1999 were $652.3 million, compared to $642.4 million in 1998 and $644.1 million in 1997. Revenues increased $9.9 million, or 2%, in 1999 compared to 1998, primarily due to the full year impact from the acquisition of TVSM, Inc., a provider of cable guides, in June 1998 partially offset by a decrease in subscription and newsstand sales due to a decrease in the circulation. Revenues for 1998 were relatively unchanged compared to 1997 as the partial year impact of the TVSM acquisition was offset by a decrease in subscription and newsstand sales. The circulation of TV Guide magazine was 10.8 million at December 31, 1999 compared to 11.8 million and 13.0 million at December 31, 1998 and 1997, respectively.

     Operating expenses, before depreciation and amortization, were $498.2 million for the year ended December 31, 1999, compared to $492.0 million in 1998 and $468.9 million in 1997. The increase in operating expenses, before depreciation and amortization, of $6.2 million, or 1%, in 1999 over 1998 was primarily due to increased production costs associated with the TVSM acquisition partially offset by cost savings associated with a lower circulation coupled with other cost savings measures. The increase in operating expenses, before depreciation and amortization, of $23.1 million, or 5%, in 1998 over 1997 was primarily due to the TVSM acquisition.

     Depreciation was $7.8 million in 1999, compared to $6.7 million and $6.9 million in 1998 and 1997, respectively. Depreciation increased $1.1 million, or 16%, in 1999 over 1998 primarily as a result of expenditures for computer equipment to support the core business. Depreciation in 1998 was relatively unchanged from 1997.

TV Guide Entertainment Group

     The following table sets forth certain financial information for the TV Guide Entertainment Group for the years ended December 31, 1999, 1998 and 1997:
                                      Year ended December 31,
                               1999    Change   1998    Change   1997
                               ----    ------   ----    ------   ----
                                          (In thousands)

     Revenues                $91,849    20 %  $76,822    22 %  $62,956
     Operating expenses       80,014    49 %   53,562    32 %   40,548
     Depreciation and
       amortization           11,178    18 %    9,488    11 %    8,519
                             -------          -------          -------
     Operating income        $   657   (95)%  $13,772    (1)%  $13,889
                             =======          =======          =======

     Operating margin
       percentage                 1%              18%              22%


     TV Guide Entertainment Group's revenues for 1999 were $91.8 million, compared to $76.8 million in 1998 and $63.0 million in 1997. The increase in revenues in 1999 of $15.0 million, or 20%, over those in 1998 was primarily attributable to increased advertising revenue of $11.8 million attributable to TV Guide Channel and TV Guide Online. TV Guide Channel advertising revenue increased $10.6 million due to increased rates and additional time allocated for infomercials beginning in the fourth quarter of 1999. TV Guide Online advertising revenue increased $1.2 million due to growth of traffic on the website. The remaining increase was primarily attributable to increases in TV Guide Interactive service fee revenue and Infomedia data revenue totaling $3.6 million and $1.4 million, respectively. TV Guide Interactive service fee revenue increased due to increases in subscribers. Infomedia was acquired in 1999; therefore, no revenue related to this business was recorded in 1998. These increases were offset, in part, by decreases in service fees associated with TV Guide Channel and Sneak Prevue totaling approximately $1.5 million and $500,000, respectively. These decreases were a result of decreased subscribers and rates. Domestically, TV Guide Channel subscribers decreased approximately 400,000, or 1%, to 49.6 million and subscribers receiving Sneak Prevue decreased approximately 900,000, or 2%, to 34.1 million subscribers. The increase in revenues in 1998 of $13.9 million, or 22%, over those in 1997 was principally attributable to national advertising revenues, which grew $9.5 million, or 31%, due to higher rates and a higher sell-out of conventional advertising with the remainder of the increase primarily attributable to service fee revenues. TV Guide Interactive revenue recorded in 1998 totaled $2.1 million while no significant revenue was recorded in 1997. In addition, domestic service fee revenues attributable to TV Guide Channel and Sneak Prevue increased $2.1 million, or 10%, and $500,000, or 5%, respectively, in 1998 compared to 1997. Domestically, TV Guide Channel subscriber counts increased by 2.5 million, or 5%, to 50.0 million during 1998 and subscribers receiving Sneak Prevue decreased by 400,000, or 1%, to 35.0 million.

     Operating expenses, before depreciation and amortization, were $80.0 million in 1999, compared to $53.6 million and $40.5 million in 1998 and 1997, respectively. The increase in operating expenses, before depreciation and amortization, of $26.5 million, or 49%, in 1999 over 1998 was due to the addition of new personnel required to support the TV Guide Entertainment Group's growth, increased programming expense related to new segments aired on TV Guide Channel, increased data costs to support TV Guide Online and increased legal fees related to patent filings. The increase in operating expenses, before depreciation and amortization, of $13.0 million, or 32%, in 1998 as compared to the previous year was due to the addition of new personnel required to support the TV Guide Entertainment Group's growth, the continued roll-out of TV Guide Interactive, increased legal fees related to litigation and patent filings and costs associated with TV Guide Channel's new format under the TV Guide brand.

     Depreciation and amortization in 1999 was $11.2 million, an increase of $1.7 million, or 18%, over that in 1998. Depreciation and amortization in 1998 increased $1.0 million, or 11%, over that in 1997. The increase in depreciation and amortization in both 1999 and 1998 over the prior years' was a result of the acquisition of additional assets, including customer control units necessary to support the various TV Guide products and assets to support additional personnel.

United Video Group

Superstar/Netlink Group, LLC

     The following table sets forth certain financial information for SNG for the years ended December 31, 1999, 1998 and 1997:

                                        Year ended December 31,
                              1999    Change    1998     Change   1997
                              ----    ------    ----     ------   ----
                                            (In thousands)

     Revenues               $390,119   (6)%   $414,694    27%  $326,285
     Operating expenses      317,535  (10)%    354,429    23%   287,775
     Depreciation and
       amortization            8,840   (6)%      9,453   229%     2,873
                            --------          --------         --------
     Operating income       $ 63,744   25 %   $ 50,812    43%  $ 35,637
                            ========          ========         ========

     Operating margin
       percentage                16%               12%              11%


      Revenues generated by SNG during 1999 were $390.1 million, compared to $414.7 million in 1998 and $326.3 million in 1997.
Revenues decreased $24.6 million, or 6%, in 1999 compared to 1998, primarily due to subscriber declines partially offset by increased average revenue per subscriber as a result of price increases. Retail subscribers as of December 31, 1999 were approximately 1.0 million, a decrease of 18% compared to retail subscribers as of December 31, 1998. During that same time period, subscribers in the C-band industry decreased from approximately 1.9 million to 1.6 million. The increase in revenues in 1998 of $88.4 million, or 27%, over those in 1997 was primarily due to $89.5 million of additional revenues attributable to the retail operations of Turner Vision, which were acquired by SNG effective February 1, 1998. The net increase in retail subscribers in 1998 was approximately 263,000, increasing total subscribers as of December 31, 1998 to 1.2 million. The net increase was the result of subscribers contributed by Turner Vision of 309,000, offset by a decrease in subscribers resulting from the declining market. Average revenue per retail subscriber decreased during 1998 as a result of a change in package mix associated with the Turner Vision combination.

     Operating expenses, before depreciation and amortization, were $317.5 million in 1999, compared to $354.4 million and $287.8 million in 1998 and 1997, respectively. The decrease in operating expenses, before depreciation and amortization, of $36.9 million, or 10%, in 1999 as compared to the previous year is due primarily to a decrease in programming fees related to subscriber declines coupled with lower programming rates. The increase in operating expenses, before depreciation and amortization, of $66.7 million, or 23%, in 1998 as compared to the previous year was due primarily to the addition of Turner Vision's retail business, which contributed $77.8 million of the operating expense increase, partially offset by a reduction in operating expenses primarily due to programming fee savings resulting from renegotiated programming contracts and reductions in commissions paid to dealers.

     Depreciation and amortization was $8.8 million in 1999, relatively unchanged compared to $9.5 million in 1998. Depreciation and amortization in 1998 increased $6.6 million, or 229%, over 1997 depreciation and amortization of $2.9 million primarily as a result of $6.7 million of goodwill amortization associated with the Turner Vision acquisition.

UVTV

     The following table sets forth certain financial information for UVTV for the years ended December 31, 1999, 1998 and 1997:

                                     Year ended December 31,
                             1999    Change   1998     Change  1997
                             ----    ------   ----     ------  ----
                                         (In thousands)


     Revenues               $82,667   (2)%   $84,741     14%  $74,614
     Operating expenses      42,063    4 %    40,460     31%   30,825
     Depreciation and
       amortization           3,054   12 %     2,720      5%    2,588
                            -------          -------          -------
     Operating income       $37,550  (10)%   $41,561      1%  $41,201
                            =======          =======          =======

     Operating margin
       percentage               45%              49%              55%


     UVTV's revenues for 1999 were $82.7 million, compared to $84.7 million in 1998 and $74.6 million in 1997. The decrease in revenues in 1999 of $2.1 million, or 2%, from those in 1998 was primarily attributable to lower revenues from the distribution of network affiliate signals and SMATV programming offset in part by increased direct broadcast satellite revenue from the distribution of WGN. UVTV/WGN subscriber counts increased by 2.1 million, or 5%, during 1999 with the majority of the change attributable to growth in the direct broadcast satellite market. The increase in revenues in 1998 of $10.1 million, or 14%, from those in 1997 was largely attributable to UVTV/WGN cable subscriber growth and cable rate increases coupled with an increase in SMATV revenue of $2.8 million due to higher rates and subscribers. In addition, C-Band rates increased as necessitated by the increase in copyright fees from $.14 or $.175 to $.27, effective January 1, 1998. UVTV/WGN subscriber counts increased by 5.0 million, or 12%, during 1998.

     Operating expenses, before depreciation and amortization, were $42.1 million in 1999, compared to $40.5 million and $30.8 million in 1998 and 1997, respectively. The increase in operating expenses, before depreciation and amortization, of $1.6 million, or 4%, from 1998 to 1999 was due primarily to increased sales and marketing costs. The increase in operating expenses, before depreciation and amortization, of $9.6 million, or 31%, from 1997 to 1998 was due primarily to the increase in C-band copyright fees discussed above coupled with increased SMATV programming costs directly related to the increase in SMATV revenue.

     Depreciation and amortization in 1999 was $3.1 million, relatively unchanged from 1998 and 1997 levels.

ODS Technologies, L.P.

     ODS Technologies, L.P. produces, markets and distributes TVG
Network, a network focused on the horse racing industry. TVG Network was launched in July 1999.

     Revenues for 1999 were $890,000. During 1998, for the period from July 13, 1998, the date the Company acquired a controlling interest in ODS, through December 31, 1998, revenues were $312,000. Revenues for both periods reflect the early stages of development of the TVG
Network.

     Operating expenses, before depreciation and amortization, were $33.2 million in 1999. For the period from July 13, 1998 to December 31, 1998, operating expenses, before depreciation and amortization, were $3.5 million. The increase in operating expenses during 1999 reflects the additional costs associated with launching and operating the network during the latter part of 1999.

     Depreciation and amortization is composed primarily of amortization of intangible assets recorded as part of the 1998 acquisition of the controlling interest in ODS.


OTHER

     The remaining operations of the United Video Group consist primarily of those of SSDS, TV Guide Enterprise Solutions ("TVGES") and SpaceCom Systems.

     Revenues for this group of businesses for 1999 were $66.6 million, compared to $69.4 million in 1998 and $84.0 million in 1997. Revenues decreased $2.8 million, or 4%, in 1999 compared to 1998 and $14.6 million, or 17%, in 1998 compared to 1997, primarily due to the termination of TVGES service agent agreements with program suppliers in the direct broadcast satellite market. In 1999, this reduction was partially offset by an increase in TVGES call center services revenue over 1998.

     Operating expenses, before depreciation and amortization, were $62.6 million for the year ended December 31, 1999, compared to $57.2 million in 1998 and $68.8 million in 1997. Operating expenses increased $5.4 million, or 9%, in 1999 compared to 1998, primarily as a result of an increase in TVGES call center services compared to 1998 as a result of the growth in revenue for the same period. Operating expenses decreased $11.5 million, or 17%, in 1998 over those of 1997, primarily due to the termination of TVGES direct broadcast satellite service agreements.

     Depreciation and amortization was $20.5 million in 1999, compared to $5.4 million and $4.9 million in 1998 and 1997, respectively. Depreciation and amortization increased $15.1 million, or 280%, in 1999 over 1998 primarily as a result of an impairment of the Company's goodwill in SSDS of $15.2 million in the fourth quarter of 1999. On February 28, 2000, SSDS entered into an agreement to sell its client/server and web-based networks integration services division.

Liquidity and Capital Resources

     For the year ended December 31, 1999, net cash flows from operating activities were $74.0 million ($61.6 million after distributions to minority interests). This cash flow, plus existing cash resources, proceeds from the issuance of $400.0 million in senior subordinated notes, borrowings of $217.3 million under revolving bank credit facilities, proceeds of approximately $133.0 million from the issuance of common shares to News Corp. and from the exercise of stock options, and cash received in conjunction with the Liberty Transaction of $8.0 million, were used to fund the Company's investments and acquisitions of $813.3 million, debt issuance costs of $15.1 million, capital expenditures of $44.6 million and net reduction in the Company's capitalized lease obligations and note payable of $3.7 million.

     At December 31, 1999, the Company's cash, cash equivalents and marketable securities aggregated $113.9 million, a decrease of $47.5 million from that as of December 31, 1998. The above total includes $79.3 million of cash and cash equivalents held by SNG, in which the Company had an approximate 80% ownership interest as of December 31, 1999. As of December 31, 1999, approximately $20.7 million of such securities were equity securities and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits exposure to interest rate fluctuations for periods in excess of 18 months.

     On March 1, 1999, TV Guide acquired from Liberty Media the stock of three of its subsidiaries that indirectly owned approximately 40% of SNG (bringing TV Guide's ownership interest in SNG to approximately 80%) and Liberty Media's Netlink Wholesale Division, which includes a business that provides the Denver 6 services and a separate business that sells programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings in exchange for 25,500,000 shares of TV Guide Class B Common Stock (the "Liberty Transaction").

     Also on March 1, 1999, immediately after closing the Liberty Transaction, the Company acquired from a subsidiary of News Corp. the stock of certain corporations (the "TV Guide Transaction") which publish TV Guide magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). The subsidiary of News Corp. received 45,006,824 shares of TV Guide Class A Common Stock, 74,993,176 shares of TV Guide Class B Common Stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired 13,068,216 additional shares of TV Guide Class A Common Stock for approximately $131 million in cash to equalize the TV Guide Class A Common Stock ownership of Liberty Media and its affiliates and News Corp. and its affiliates.

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the TV Guide Transaction cash consideration. The 364-day revolving credit facility has been extended to mature February 24, 2001, when borrowings outstanding under the facility convert to a four-year term loan, and to allow for the merger transaction with Gemstar. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of December 31, 1999, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $85 million and $300 million, respectively.

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

     As of December 31, 1999, the Company had approximately $632.1 million of long-term debt outstanding (including current portions) and unused borrowing capacity under bank credit facilities of approximately $384.7 million (subject to customary borrowing conditions). In addition, subject to restrictions contained in the bank credit facilities and the indenture governing the notes, the Company may borrow more money for working capital, capital expenditures, acquisitions and other purposes. The Company's significant indebtedness could have important consequences. For example, the Company's ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes may be limited; a large portion of the cash flow of the Company's subsidiaries must be dedicated to the payment of interest on debt and will not be available for financing operations and other business activities; the level of debt and the covenants governing such debt could limit the Company's flexibility in planning for, or reacting to, changes in the Company's business because certain financing options may be limited or prohibited; the Company's degree of leverage may be more than that of competitors, which may place the Company at a competitive disadvantage; and the Company's level of debt may make the Company more vulnerable in the event of a downturn in the Company's business or the economy in general.

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

     SSDS has a revolving credit facility with a bank which provides for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $5.0 million. The credit facility expires April 30, 2000 and is secured by substantially all of SSDS's assets. Borrowings under this credit facility bear interest at the bank's stated prime rate plus a margin. Outstanding borrowings under the credit facility as of December 31, 1999 were $3.7 million and are classified as current liabilities. SSDS is not in compliance with certain financial covenants contained in the credit agreement and the outstanding balance is included in current liabilities. The Company currently expects that proceeds from the pending sale of SSDS's client/server and web-based network integration services division to BTG, Inc. will be used to repay SSDS's outstanding bank borrowings.

     The Company collects in advance a majority of its TV Guide magazine subscription fees, SNG subscription fees and certain of its UVTV superstation and TV Guide Entertainment Group's revenues. As of December 31, 1999, the unearned portion of all prepayments totaled $352.4 million, of which approximately $249.2 million, or 71%, was attributable to TV Guide magazine and approximately $97.2 million, or 28%, was attributable to SNG. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service in 1992, the Company was obligated for net minimum lease payments aggregating $13.0 million as of December 31, 1999, a reduction of $3.7 million, or 22%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $4.0 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $13.3 million in operating expenses, net of sublease revenue, during the year ended December 31, 1999.

     Capital expenditures during the year ended December 31, 1999, of $44.6 million were principally attributable to the expansion of the Company's teleport facilities, purchase of control units provided to TV Guide Entertainment Group's cable television customers, data processing equipment and systems and furniture, fixtures and facilities used by the Company.

     At the discretion of its management committee and in keeping with certain Company debt covenants, SNG makes periodic cash distributions to its members. During the year ended December 31, 1999, cash distributions to minority interests in SNG aggregated $12.4 million.

Current Developments

     On October 4, 1999, the Company and Gemstar announced that they had entered into a definitive merger agreement under which the Company will become a wholly owned subsidiary of Gemstar. Under the merger agreement, the Company's stockholders will receive .6573 shares of Gemstar common stock for each share of TV Guide Class A and B Common Stock. The exchange ratio is not subject to adjustment. On March 17, 2000, the stockholders of TV Guide and Gemstar voted to approve and adopt the Agreement and Plan of Merger. The transaction, which is expected to close in the first half of 2000, is subject to regulatory approval.

     The indenture governing the Company's 8 1/8% senior subordinated notes due 2009 contains provisions which, absent modification or waiver of such provisions, would result in the Company being required to repurchase the outstanding 8 1/8% senior subordinated notes, at the option of the holders, following closing of the transaction with Gemstar at a purchase price at 101% of principal plus accrued and unpaid interest. The Company has amended the agreements governing its bank credit facilities to allow the transaction with Gemstar to occur without requiring repayment of the outstanding borrowings under the bank credit facilities and to extend the availability of the 364-day, $300 million facility, originally expiring on March 1, 2000, through February 24, 2001. The Company continues to assess its options with respect to financing the repurchase of its subordinated notes.

Cautionary Statement

     This report contains certain "forward-looking statements" within the meaning of federal securities laws about the Company's financial condition, results of operations and business. Such forward-looking statements may include, among other things, statements concerning: the pending merger of the Company into a subsidiary of Gemstar, future acquisitions, changes in net revenues from the Company's businesses, the impact of governmental regulations, competitive conditions in industries in which the Company does business, liquidity and future capital expenditures, the outcome of certain litigation, alternative sources of supplies and services needed by the Company and developments in the Company's interactive guide businesses. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the Company in those statements. The important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

  --   required regulatory approvals to complete certain transactions,
  --   continued declines in circulation and operating profits for TV
         Guide magazine,
  --   changes in the regulation of the cable television and/or
         satellite industries adverse to the Company's services,
  --   loss of the cable and/or satellite compulsory licenses provided by federal law,
  --   the willingness of cable and satellite television systems to acquire and install new equipment that will allow the Company to effectively market its interactive technology,
  --   increased price and service competition within the industry,
  --   the Company's ability to keep pace with technological
         developments to protect the Company's intellectual property rights and defend against claims by others asserting infringement of their intellectual property rights,
  --   a reduction in demand for advertising and competition from other media companies for audience and advertising revenues,
  --   changes in paper prices or postal rates,
  --   operating and financial risks related to integrating the TV
         Guide businesses and other acquired businesses and
  --   adequacy of capital resources to allow the Company to execute its business plans.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes is primarily related to its variable rate debt under TV Guide's $300 million six-year revolving credit facility and $300 million 364-day revolving credit facility which were entered into in conjunction with the TV Guide Transaction. Borrowings under the 364-day revolving credit facility convert to a four-year term loan at maturity, which has been extended to February 24, 2001. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and cash flow are affected by interest rate fluctuations. At December 31, 1999, the Company had $215 million outstanding under the six-year revolving credit facility and no borrowings outstanding under the 364-day revolving credit facility. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $2.2 million in interest expense and a corresponding decrease or increase of $2.2 million in the Company's cash flow.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            TV GUIDE, INC.


               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                              Page
                                                              ----



Independent Auditors' Report                                   40
Consolidated Balance Sheets                                    41
Consolidated Statements of Income                              42
Consolidated Statements of Changes in Stockholders'
  Equity                                                       43
Consolidated Statements of Cash Flows                          44
Notes to Consolidated Financial Statements                     45


Separate financial statements of the guarantor subsidiaries have not been presented herein as such subsidiaries are wholly owned and are joint and several, full and unconditional guarantors of the senior subordinated notes.



              INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts                89


All other Schedules have been omitted since the required information is not present or the amounts are not sufficient to require submission of the Schedule or because the information required is included in the respective financial statements or notes thereto.

                    INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
TV Guide, Inc.:


     We have audited the accompanying consolidated balance sheets of TV Guide, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TV Guide, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                             KPMG LLP

Tulsa, Oklahoma
February 25, 2000

                            TV GUIDE, INC.
                     CONSOLIDATED BALANCE SHEETS
           (In thousands, except share and per share amounts)

                                                   December 31,
                                               1999           1998
                                               ----           ----

ASSETS
Current assets:
  Cash and cash equivalents                $   93,210       $155,644
  Marketable securities, at fair value         20,723          5,804
  Accounts receivable, net of allowance
    for doubtful accounts of $18,397 and
    $2,917 at December 31, 1999 and 1998,
    respectively                              293,331         64,632
  Inventories and other                        29,742          6,168
  Deferred tax asset                            4,296          1,811
                                           ----------       --------
Total current assets                          441,302        234,059


Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 75,745         45,762
Intangible assets, net of accumulated
  amortization                              2,755,498        113,523
Other assets                                   42,274         19,162
                                           ----------       --------
Total assets                               $3,314,819       $412,506
                                           ==========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   72,570       $  5,655
  Accrued liabilities                         127,661         57,365
  Note payable and current portion of
    capital lease obligations                   7,764          5,463
  Customer prepayments and deferred
    subscription revenue                      290,400        109,929
                                           ----------       --------
Total current liabilities                     498,395        178,412

Deferred compensation                             306            367
Long-term deferred subscription
  revenue                                      62,013             --
Deferred tax liability                        647,084         17,280
Capital lease obligations                       8,990         13,007
Long-term debt                                615,300             --
Minority interest                               5,016          3,596

Stockholders' equity:
  Preferred stock, $.01 par value;
    2,000,000 shares authorized,
    no shares outstanding                          --             --
  Class A common stock, $.01 par value;
    shares authorized: 650,000,000;
    shares outstanding: 154,477,696 in
    1999 and 47,893,688 in 1998                 1,545            479
  Class B common stock, $.01 par value;
    shares authorized: 300,000,000;
    shares outstanding: 149,986,352 in
    1999 and 37,496,588 in 1998                 1,500            375
  Additional paid-in capital                1,283,860         22,191
  Accumulated other comprehensive
    income (loss), net of tax                   9,306            (54)
  Retained earnings                           181,504        176,853
                                           ----------       --------
Total stockholders' equity                  1,477,715        199,844
                                           ----------       --------
Total liabilities and stockholders'
  equity                                   $3,314,819       $412,506
                                           ==========       ========


                        See accompanying notes.

                            TV GUIDE, INC.
                   CONSOLIDATED STATEMENTS OF INCOME
               (In thousands, except per share amounts)


                                           Year Ended December 31,
                                        1999       1998        1997
                                        ----       ----        ----
Revenues:
  Satellite-delivered
    programming services            $  513,357   $540,632    $457,975
  Magazine subscription and
    newsstand sales                    346,447         --          --
  Advertising sales                    217,500     40,349      30,828
  Systems integration
    services                            39,415     40,959      41,617
  Other                                 18,586         --          --
                                    ----------   --------    --------
                                     1,135,305    621,940     530,420

Operating expenses:
  Programming, printing,
    distribution and delivery          628,739    330,904     266,119
  Selling, general
    and administrative                 283,619    154,190     144,325
  Depreciation                          21,176     13,961      12,316
  Amortization                         114,789     14,266       6,534
                                    ----------   --------    --------
                                     1,048,323    513,321     429,294
                                    ----------   --------    --------
Operating income                        86,982    108,619     101,126

Gain on issuance of equity
  by subsidiary                             --     37,898          --
Interest expense                       (43,609)    (1,629)     (2,122)
Other income (expense), net               (134)    16,530       6,242
                                    ----------   --------    --------
Income before income taxes
  and minority interest                 43,239    161,418     105,246
Provision for income taxes             (26,392)   (58,977)    (38,438)
Minority interest
  in earnings                          (12,196)      (382)        627
                                    ----------   --------    --------
Net income                          $    4,651   $102,059    $ 67,435
                                    ==========   ========    ========

Earnings per share:
  Basic                             $     0.02   $   0.59    $   0.39
  Diluted                                 0.02       0.59        0.39


                        See accompanying notes.



                             TV GUIDE, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (In thousands, except share amounts)

                                                                   Accumulated
                                                      Notes        Other
                      Class A   Class B   Additional  Receivable   Comprehen-
                      Common    Common    Paid-In     From         sive Income Retained
                      Stock     Stock     Capital     Stockholders (Loss)      Earnings  Total



Balance at January
1, 1997               $  238    $  187    $   34,725  $(509)       $  161      $ 36,057  $   70,859
 Net income               --        --            --     --            --        67,435      67,435
 Other comprehensive
  income, net of tax:
   Unrealized loss
    on available
    for sale
    securities            --        --            --     --          (174)           --        (174)
                                                                                         ----------
 Comprehensive
  income                                                                                     67,261

 Exercise of
  stock options,
  net of stock
  tendered
  (701,829 Class
  A shares)                7        --         2,601     --            --            --       2,608
 Repurchase and
  retirement of
  stock (123,995
  Class A shares)         (1)       --        (2,076)    --            --            --      (2,077)
 Tax benefit from
  exercise of non-
  qualified stock
  options                 --        --         3,799     --            --            --       3,799
 Payments received
  on stockholders'
  notes                   --        --            --    509            --            --         509
 Distributions to
  Liberty Media           --        --            --     --            --       (22,178)    (22,178)
                      ------    ------    ----------  -----        ------      --------  ----------
Balance at December
31, 1997                 244       187        39,049     --          (13)        81,314     120,781

 Net income               --        --            --     --            --       102,059     102,059
 Other comprehensive
  income, net of tax:
   Unrealized loss
    on available
    for sale
    securities            --        --            --     --           (41)           --         (41)
                                                                                         ----------
 Comprehensive
  income                                                                                    102,018

 Two-for-one split
  (24,224,833
  Class A shares
  and 18,748,294
  Class B shares)        242       188          (430)    --            --            --          --
 Exercise of
  stock options,
  net of stock
  tendered
  (133,220 Class
  A shares)                1        --         1,222     --            --            --       1,223
 Repurchase and
  retirement of
  stock (887,800
  Class A
  shares)                 (8)       --       (18,775)    --            --            --     (18,783)
 Tax benefit from
  exercise of non-
  qualified stock
  options                 --        --           362     --            --            --         362
 Non-cash stock
  compensation            --        --           763     --            --            --         763
 Distributions to
  Liberty Media           --        --            --     --            --        (6,520)     (6,520)
                      ------    ------    ----------  -----        ------      --------  ----------
Balance at December
31, 1998                 479       375        22,191     --           (54)      176,853     199,844

 Net income               --        --            --     --            --         4,651       4,651
 Other comprehensive
  income, net of tax:
   Unrealized gain
    on available
    for sale
    securities            --        --            --     --         9,360            --       9,360
                                                                                         ----------
 Comprehensive
  income                                                                                     14,011

 Shares issued to
  News Corp. for TV
  Guide acquisition
  (22,503,412 Class
  A shares and
  (37,496,588 Class
  B shares)              225       375     1,120,200     --            --            --   1,120,800
 Market equalization
  shares issued to
  News Corp.
  (6,534,108 Class
  A shares)               65        --       130,617     --            --            --     130,682
 Exercise of
  stock options,
  net of stock
  tendered
  (291,912 Class
  A shares)                3        --         2,343     --            --            --       2,346
 Two-for-one split
  (77,238,848 Class
  A shares and
  74,993,176 Class
  B shares)              773       750        (1,523)    --            --            --          --
 Tax benefit from
  exercise of non-
  qualified stock
  options                 --        --         1,379     --            --            --       1,379
 Non-cash stock
  compensation            --        --           682     --            --            --         682
 Contribution from
  Liberty Media-
  Netlink Wholesale
  Division                --        --         7,971     --            --            --       7,971
                      ------    ------    ----------  -----        ------      --------  ----------
Balance at December
31, 1999              $1,545    $1,500    $1,283,860  $  --        $9,306      $181,504  $1,477,715
                      ======    ======    ==========  =====        ======      ========  ==========




                       See accompanying notes.

                             TV GUIDE, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)


                                           Year Ended December 31,
                                         1999       1998        1997
                                         ----       ----        ----
Operating activities:
Net income                            $  4,651   $102,059    $ 67,435
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Gain on issuance of equity by
      subsidiary                            --    (37,898)         --
    Depreciation and amortization      135,965     28,227      18,850
    Minority interest in earnings       12,196        382        (627)
    Deferred income taxes              (29,447)    17,830       2,169
    (Gain)loss on asset dispositions       321    (10,890)       (132)
    Other                                3,125      1,682       1,400
    Changes in operating assets and
      liabilities:
        Accounts receivable            (80,847)       674     (10,626)
        Inventory and other             18,999      2,043       1,013
        Accounts payable                 2,533     (1,517)       (424)
        Accrued liabilities             35,727     (1,954)      6,924
        Customer prepayments           (23,981)    (4,749)     (4,691)
        Other                           (5,218)      (504)       (427)
                                     ---------   --------    --------
Net cash provided by operating
  activities                            74,024     95,385      80,864

Investing activities:
  Capital expenditures                 (44,629)   (11,115)    (10,250)
  Investments and acquisitions,
    net of cash acquired              (813,328)   (42,102)       (130)
  Purchases of marketable securities    (6,049)   (74,360)    (91,666)
  Sales of marketable securities         4,812    116,347       3,659
  Maturities of marketable securities    1,104     73,822      33,041
  Other                                 (6,011)      (857)     (1,588)
                                     ---------   --------    --------
Net cash provided by (used in)
  investing activities                (864,101)    61,735     (66,934)

Financing activities:
  Repayment of note payable and
    long-term debt                          --     (6,201)     (7,261)
  Issuance of senior subordinated
    notes                              400,000         --          --
  Borrowings under bank credit
    facilities                         217,331         --       7,446
  Debt issuance costs                  (15,114)        --          --
  Repayment of capital lease
    obligations                         (3,747)    (3,493)     (3,258)
  Issuance of common stock             133,028      1,223       2,608
  Repurchase of common stock                --    (18,783)     (2,077)
  Contributions from (distributions
    to) Liberty Media-Netlink
    Wholesale Division                   7,971     (6,520)    (22,178)
  Distributions to minority
    interests                          (12,438)        --          --
  Other                                    612       (258)        436
                                      --------   --------    --------
Net cash provided by (used in)
  financing activities                 727,643    (34,032)    (24,284)
                                      --------   --------    --------
Net increase (decrease) in
  cash and cash equivalents            (62,434)   123,088     (10,354)
Cash and cash equivalents at
  beginning of year                    155,644     32,556      42,910
                                      --------   --------    --------
Cash and cash equivalents
  at end of year                      $ 93,210   $155,644    $ 32,556
                                      ========   ========    ========


                        See accompanying notes.

                            TV GUIDE, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   General

     The Company

     TV Guide, Inc. ("TV Guide" or the "Company") is an international media and communications company that provides print and electronic program listings guides and program promotion services to households via magazine subscriptions, newsstands, cable television systems, direct-to-home satellite providers and the Internet; distributes programming to cable television systems and direct-to-home satellite providers; markets satellite-delivered programming to C-band satellite dish owners; provides software development and systems integration services; and provides satellite transmission services for private networks. The majority of the Company's operating income is earned through the sale and distribution of program listings guides and program promotion services, the sale of home satellite dish services and satellite distribution of video services.

     Liberty Media Corporation, an indirect wholly owned subsidiary of AT&T Corp. ("Liberty Media"), and The News Corporation Limited ("News Corp.") each directly or indirectly own approximately 44% of the issued and outstanding common stock of TV Guide representing approximately 98% (approximately 49% each) of the total voting power of TV Guide common stock.


2.   Significant Accounting Policies

     Basis of Presentation

     These financial statements present the consolidated financial position, results of operations and cash flows of TV Guide and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Marketable Securities

     The Company invests the majority of its cash produced by operating activities in municipal debt securities, equities, money market funds and commercial paper. These investments are diversified among high credit quality issues in accordance with the Company's investment policy. Management determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities which the Company may not hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair market value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income or loss. At December 31, 1999 and 1998, the Company classified all of its marketable securities as available-for-sale.

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

     Inventories

     Inventories consist primarily of paper supplies for TV Guide magazine and are stated at the lower of cost or market. Cost of paper inventory is determined using the last-in, first-out method.

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

     Depreciation and Amortization

     Depreciation and amortization of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

          Leased transponders                     9-12 years
          Building                               10-32 years
          Building improvements                   2-10 years
          Electronic equipment                    2- 5 years
          Equipment and other                     3-15 years

     Intangible assets are being amortized on a straight-line basis over 3-40 years.

     Revenue Recognition on Satellite Services

     The Company recognizes revenue on the accrual basis in the month the service is provided. Payments received in advance for subscription services are deferred until the month earned, at which time income is recognized. The Company's liability is limited to the unearned prepayments in the event that the Company is unable to provide service.

     Revenue Recognition on Magazine Sales

     Subscription revenue is recognized on a proportionate basis as magazines are delivered to subscribers. Newsstand revenues are recognized based on the on-sale dates of magazines. Allowances for estimated returns are recorded based upon historical experience. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions.

     Revenue Recognition on Advertising

     The Company recognizes channel advertising revenue when the related advertisement is aired. Magazine advertising is recognized upon release of magazines for sale to consumers. All advertising is stated net of agency commissions and discounts.

     Revenue Recognition on Systems Integration Services

     Revenues and profits on systems integration services are determined based on progress to completion measured generally either by incurred billable hours and costs at contract rates or on the percentage-of-completion method by comparing actual costs incurred to total estimated costs expected to be incurred to complete the contract.

     Any excess of contract revenue recognized (i.e., costs incurred plus gross profit earned) over billings to date represents unbilled revenues earned and is included in accounts receivable. Any excess of billings over contract revenue recognized is deferred as advance billings and is included in accrued liabilities. At December 31, 1999 and 1998, $3.9 million and $4.5 million, respectively, of earned revenues not yet billed are included in accounts receivable. At December 31, 1999 and 1998, there were no excess billings over contract revenue earned. Estimated losses on contracts are recorded in full when a loss is anticipated.

     Subsidiary Equity Transactions

     The Company recognizes as non-operating income or loss its proportionate share of increases or decreases in the equity of its affiliates arising from equity transactions by such affiliates.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be
     Disposed Of

     The Company reviews long-lived assets and intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fourth quarter of 1999, the Company recognized a $15.2 million impairment of its goodwill in SSDS, Inc. ("SSDS").

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

     Earnings Per Share

     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):

                                 1999          1998           1997
                            ------------- -------------- -------------
                                Per Share      Per Share     Per Share
                                  Amount         Amount        Amount
                                  ------         ------        ------

      Net income         $  4,651        $102,059       $ 67,435
                         ========        ========       ========

      Weighted average
        number of shares
        of common stock
        outstanding       281,998  $0.02  171,916 $0.59  172,195  $0.39
                                   =====          =====           =====

      Effect of dilutive
        securities -
        stock options       3,489           1,855          1,422
                         --------        --------        -------

      Weighted average
        number of shares
        of common stock
        and dilutive
        potential common
        shares            285,487  $0.02  173,771 $0.59  173,617  $0.39
                          =======  =====  ======= =====  =======  =====


     Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. The Company invests its available cash in high grade municipal securities, equity securities, money market funds and commercial paper. There is a concentration of credit risk associated with wholesale distributors of print products which may be affected by changes in economic and industry conditions. Concentration of credit risk with respect to satellite services trade receivables is limited since a substantial number of the Company's customers pay in advance, providing for receipt of funds prior to service being rendered, or provide letters of credit as security. The Company generally does not require collateral from its systems integration services customers as progress billings are rendered to customers as the work is completed. For other customers, service is generally terminated in the event payment is not received within 30-60 days of service. Credit losses have been within management's expectations.

     Stock-based Compensation

     The Company follows the guidelines established by Accounting
Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employees' stock options.

     Related Party Transactions

     AT&T Broadband and Internet Services ("BIS") (formerly Tele-Communications, Inc.) and its consolidated affiliates purchase video, program promotion and guide services and subscriber management services from the Company. During the years ended December 31, 1999, 1998 and 1997, revenues earned by the Company from BIS were $19.2 million, $11.2 million and $10.1 million, respectively.

     News Corp. and its consolidated affiliates purchased $21.4 million of magazine advertising from the Company from March 1, 1999 through December 31, 1999.

     The Company purchases programming and production services and is provided satellite transponder facilities and uplink services from Liberty Media consolidated affiliates. These purchases totaled $28.0 million, $28.7 million and $27.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. In addition, the Company purchased programming and production services from News Corp. and its consolidated affiliates from March 1, 1999 through December 31, 1999 totaling $18.0 million.

     At December 31, 1999 and 1998, the Company had outstanding receivables of $4.3 million and $7.0 million, respectively, due from BIS consolidated affiliates and outstanding liabilities of $1.9 million and $2.2 million, respectively, due to Liberty Media consolidated affiliates. In addition, at December 31, 1999, the Company had outstanding receivables due from News Corp. consolidated affiliates and outstanding liabilities due to News Corp. consolidated affiliates of $4.3 million and $686,000, respectively.

     The Company has included in the amounts discussed above, transactions with BIS, Liberty Media and News Corp. and all entities in which BIS, Liberty Media and News Corp. have an interest greater than 50%. In addition, the Company has significant transactions with entities in which BIS, Liberty Media and News Corp. own, directly or indirectly, 50% or less, which transactions were conducted at arms-length in the ordinary course of business.

     Research and Development Costs

     Research and development costs of $11.5 million, $7.9 million and $7.5 million for the years ended December 31, 1999, 1998 and 1997, respectively, are included in selling, general and administrative expenses.

     Comprehensive Income

     Unrealized holding gains and losses for available-for-sale securities are reflected, net of related tax effects, in accumulated other comprehensive income in stockholders' equity.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications

     Certain financial statement items for prior years have been reclassified to conform to the 1999 presentation.

3.   Investments and Acquisitions

     TV Guide Transaction

     On March 1, 1999, the Company acquired from a subsidiary of News Corp. the stock of certain corporations (the "TV Guide Transaction") which publish TV Guide magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). A subsidiary of News Corp. received 45,006,824 shares of TV Guide Class A Common Stock, 74,993,176 shares of TV Guide Class B Common Stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired 13,068,216 additional shares of TV Guide Class A Common Stock for approximately $131 million in cash to equalize the TV Guide Class A Common Stock ownership of Liberty Media and its affiliates and News Corp. and its affiliates. The $800 million cash consideration portion of the transaction was funded from existing cash balances, the issuance of $400 million in 8 1/8% senior subordinated notes due 2009, bank borrowings of approximately $185 million drawn under a new bank credit facility and proceeds from the issuance of equity to the subsidiary of News Corp. The TV Guide Transaction was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of the TV Guide magazine businesses from March 1, 1999.

     The purchase price for the TV Guide Transaction was $1.9 billion, consisting of the shares of TV Guide Class A and Class B Common Stock issued to a subsidiary of News Corp. at $9.32 per share, the average market price of the Company's common stock for a few days before and after the agreement on the TV Guide Transaction was reached and announced, $800 million in cash and certain transaction costs. The cost of the acquisition also included approximately $5.3 million of severance and contract termination costs, all of which were paid prior to December 31, 1999. There are no remaining significant preacquisition contingencies. The purchase price was allocated to identifiable tangible and intangible assets and liabilities as follows with the excess of the purchase price over such identifiable assets and liabilities allocated to goodwill (in thousands).

     Assets:
       Current assets                             $  182,313
       Property, plant and equipment                  10,000
       Intangible assets                           2,729,236
       Other assets                                    8,468
                                                  ----------
                                                   2,930,017
     Liabilities:
       Current liabilities                           299,019
       Deferred tax liability                        650,985
       Other long-term liabilities                    57,482
                                                  ----------
     Net purchase price                           $1,922,531
                                                  ==========


     Intangible assets relating to the TV Guide Transaction are comprised of the following amounts and lives (in thousands):

     Acquired subscriber accounts     $  108,800         3 years
     Trademarks and patents           $  390,600     17-40 years
     Publishing rights                $1,265,900        40 years
     Goodwill                         $  963,936        40 years


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

     The contribution was accounted for as a purchase of Turner Vision's business by SNG. Assets contributed by Turner Vision to SNG totaled $4.2 million and consisted primarily of $2.5 million of cash and $1.7 million of accounts receivable. These assets were subject to liabilities of $27.9 million, consisting primarily of $21.6 million of customer prepayments and $6.3 million of accounts payable and accrued liabilities. The purchase price of Turner Vision's business exceeded the fair value of the underlying net assets acquired by approximately $61.6 million, which amount was assigned to goodwill and is being amortized over eight years. As a result of the transaction, the Company recognized a gain of $37.9 million.

     ODS Technologies Acquisition

     On July 13, 1998, the Company increased its ownership interest in ODS Technologies, L.P. ("ODS"), a privately held company, to 98% by purchasing an 88% interest in ODS for approximately $28.4 million in cash. The purchase price of the Company's ownership interest in ODS exceeded the fair value of ODS's net assets acquired by approximately $28.2 million, which was assigned to patents and is being amortized over 15 years.

     The following unaudited pro forma financial information reflects the Company's results of operations for the years ended December 31, 1999 and 1998 as though the TV Guide Transaction, the Turner Vision acquisition and the ODS Technologies acquisition had been completed as of January 1, 1998, excluding the gain recognized by the Company as a result of the Turner Vision acquisition (in thousands, except per share amounts):

                                             1999           1998
                                             ----           ----
     Pro forma:
       Revenues                           $1,254,162     $1,272,498
       Net income                              4,923         61,341
       Net income per share:
         Basic                                  0.02           0.20
         Diluted                                0.02           0.20


     Liberty Transaction

     On March 1, 1999, the Company issued to Liberty Media 25,500,000 shares of Class B Common Stock in exchange for all of the outstanding shares of each of three subsidiaries of Liberty Media that together owned approximately 40% of SNG (bringing the Company's ownership to 80%), a business that provides satellite-transmitted programming services known as the "Denver 6" and a business that sells programming packages to SMATV systems that serve hotels and multi-unit dwellings. These consolidated financial statements give retroactive effect to the Liberty Transaction, which has been accounted for as a combination of entities under common control, similar to a pooling of interests, from January 25, 1996, the date the Company and the Liberty Media businesses were first under common control.

4.   Marketable Securities

     The Company's marketable securities, all of which are classified as available-for-sale, as of December 31 are summarized as follows (in thousands):

                                             1999
                           ----------------------------------------
                                             Gross
                                           Unrealized     Estimated
                           Unamortized       Gains          Fair
                              Cost          (Losses)        Value
                           -----------     ----------     ---------

      Equity securities      $6,018         $14,705        $20,723
                             ======         =======        =======



                                             1998
                           ----------------------------------------
                                             Gross
                                           Unrealized     Estimated
                           Unamortized       Gains          Fair
                              Cost          (Losses)        Value
                           -----------     ----------     ---------

     Municipal debt
     securities:
       Due after three
         months through
         one year           $  1,664        $   1        $  1,665
       Due after one
         year through
         three years           3,908           19           3,927
                            --------        -----        --------
                               5,572           20           5,592
     Equity securities           318         (106)            212
                            --------        -----        --------
                            $  5,890        $ (86)       $  5,804
                            ========        =====        ========

     Fair values for available-for-sale securities are based on quoted market prices. The carrying amounts reported in the consolidated balance sheet for all other financial instruments approximate those instruments' fair values.

     During 1998 the Company realized gains from the sale of marketable securities of $10.4 million which are included in "Other income(expense), net".


5.   Property, Plant and Equipment

     Property, plant and equipment as of December 31 are summarized as follows (in thousands):

                                             1999            1998
                                             ----            ----

     Leased transponders                   $ 37,959       $ 37,959
     Land                                       172            172
     Building                                 2,105          2,103
     Building improvements                    8,662          4,274
     Electronic equipment                    43,839         33,708
     Equipment and other                     84,762         49,453
                                           --------       --------
                                            177,499        127,669
     Accumulated depreciation and
       amortization                        (101,754)       (81,907)
                                           --------       --------
                                           $ 75,745       $ 45,762
                                           ========       ========


     Included in the above amounts are two transponders leased under long-term agreements that are accounted for as capital leases.
Accumulated amortization of such assets was $26.9 million and $23.3 million at December 31, 1999 and 1998, respectively.


6.   Intangible Assets

     Intangible assets as of December 31 are summarized as follows (in thousands):
                                             1999            1998
                                             ----            ----

     Goodwill                             $1,085,800       $102,181
     Patents                                  35,945         28,238
     Publishing rights                     1,265,900             --
     Customer lists                          108,800             --
     Trademarks                              387,100             --
     Other                                     2,035          2,035
                                          ----------       --------
                                           2,885,580        132,454
     Accumulated amortization               (130,082)       (18,931)
                                          ----------       --------
                                          $2,755,498       $113,523
                                          ==========       ========

7.   Income Taxes

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in thousands):

                                             1999            1998
                                             ----            ----
     Deferred tax assets:
       Bad debt expense                   $   3,110        $    729
       Deferred launch support and
         marketing fees                       5,281              --
       Deferred compensation                     84             377
       Compensated absences                     607             282
       Capital lease obligations                781             822
       Operating loss carryforwards              --           3,196
       Other                                    203             632
                                          ---------        --------
           Total deferred tax assets         10,066           6,038

     Deferred tax liabilities:
       Unrecognized gain on marketable
         securities                          (5,433)             --
       Book/tax depreciation and
         amortization                      (631,742)         (4,482)
       Investment in Superstar/
          Netlink Group LLC                 (14,991)        (16,652)
       Other                                   (688)           (373)
                                          ---------        --------
           Total deferred tax
             liabilities                   (652,854)        (21,507)
                                          ---------        --------

     Net deferred tax liabilities         $(642,788)       $(15,469)
                                          =========        ========


     Significant components of the provision for income taxes for the years ended December 31 are as follows (in thousands):


                                       1999       1998       1997
                                       ----       ----       ----
     Current:
       Federal                      $ 51,386    $38,353    $33,951
       State                           4,453      2,794      2,318
                                    --------    -------    -------
                                      55,839     41,147     36,269
     Deferred:
       Federal                       (27,045)    16,582      1,992
       State                          (2,402)     1,248        177
                                    --------    -------    -------
                                     (29,447)    17,830      2,169
                                    --------    -------    -------
                                    $ 26,392    $58,977    $38,438
                                    ========    =======    =======

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense is (in thousands):

                                       1999       1998       1997
                                       ----       ----       ----


     Tax at statutory rate (35%)    $ 15,134    $56,496    $36,836
     Minority interest in
       consolidated entities not
       subject to income taxes        (4,577)       (32)       149
     State taxes, net of federal
       benefit                         1,331      2,927      1,747
     Effect of municipal interest
       earned and exempt from
       federal tax                      (552)    (1,215)    (1,411)
     Non-deductible merger costs       1,750         --         --
     Non-deductible goodwill
       amortization                   13,295        780        780
     Other                                11         21        337
                                     -------    -------    -------
                                    $ 26,392    $58,977    $38,438
                                    ========    =======    =======

     Income taxes paid were approximately $58.8 million, $32.9 million and $27.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.


8.   Credit Arrangements

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the cash consideration for the TV Guide Transaction. The 364-day revolving credit facility has been extended to mature February 24, 2001 when borrowings outstanding under the credit facility convert to a four-year term loan. Borrowings under the credit facilities bear interest (7.7% at December 31, 1999) either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin is fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of December 31, 1999, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $84.7 million and $300.0 million, respectively.

     The indenture for the notes and the Company's bank credit facilities impose certain operating and financial restrictions on the Company. These restrictions include the designation of certain of the Company's subsidiaries as "restricted" for certain financing and operating matters which may significantly limit the ability of the Company to execute transactions, including the transfer of cash, between subsidiaries in the restricted group and subsidiaries in the unrestricted group. The subsidiaries in the unrestricted group are not subject to certain covenants in the indenture for the notes and may incur indebtedness, grant liens on their assets and sell all or a portion of their assets, among other things, without violating the restrictions in the indenture.

     SSDS has a revolving credit facility with a bank that provides for borrowings up to the lesser of 80% of the billed trade accounts receivable outstanding less than 90 days, subject to certain conditions, or $5.0 million. Borrowings under this credit facility bear interest (8.25% at December 31, 1999) at the bank's stated prime rate plus a margin. SSDS pays a commitment fee of 0.375% on the average daily unused portion of this credit facility. Outstanding borrowings under the credit facility were $3.7 million as of December 31, 1999 and $1.7 million as of December 31, 1998 and are classified as current liabilities. The credit facility, which was scheduled to terminate April 30, 1999, was extended until April 30, 2000 and is secured by substantially all of SSDS's assets. SSDS was not in compliance with certain financial covenants contained in the credit agreement at December 31, 1999.

     Interest paid by the Company was $31.6 million, $1.7 million and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     Future minimum lease payments under capital and noncancellable operating leases at December 31, 1999 are as follows (in thousands):

                                            Capital        Operating
                                            Leases           Leases
                                            -------        ---------
     Year ending December 31:
          2000                             $ 4,740          $22,762
          2001                               3,400           14,300
          2002                               2,400           12,751
          2003                               2,400           11,974
          2004                               2,400            9,016
          Thereafter                            --            4,217
                                           -------          -------
          Total future minimum lease
            payments                        15,340           75,020
     Less amount representing interest
       at 7%                                 2,334               --
     Less sublease revenues                     --            1,230
                                           -------          -------
     Net future minimum lease payments      13,006          $73,790
     Less current portion                    4,016          =======
                                           -------
                                           $ 8,990
                                           =======


     Rental expense under noncancellable operating leases amounted to $26.4 million (net of $1.7 million in sublease revenues), $17.5 million (net of $1.7 million in sublease revenues) and $16.0 million (net of $1.8 million in sublease revenues) for the years ended December 31, 1999, 1998 and 1997, respectively.

10.  Stock Options and Other Employee Incentive Plans and Agreements

     The Company sponsors the TV Guide, Inc. Equity Incentive Plan under which 16 million shares of TV Guide's Class A Common Stock are authorized to be issued in connection with the exercise of awards of stock options, stock appreciation rights and restricted stock granted under the plan. The Equity Incentive Plan provides that the price at which each share of stock covered by an option may be acquired shall in no event be less than 100% of the fair market value of the stock on the date the option is granted, except in certain limited circumstances. Additionally, the Company sponsors the TV Guide, Inc. Stock Option Plan for Non-Employee Directors under which 1 million shares of TV Guide's Class A Common Stock are authorized to be issued in connection with the exercise of stock options granted thereunder.

     At December 31, 1999, 12.0 million shares of Class A Common Stock of the Company were reserved for issuance under the stock option plans. The options granted under the stock option plans expire ten years from the date of grant. Options outstanding as of December 31, 1999, 1998 and 1997 and option activity during each of the years in the three year period ended December 31, 1999 are as follows (in thousands, except exercise prices):

                                             Weighted-
                                             Average
                                             Exercise
                                  Options     Price      Exercisable
                                  -------    --------    -----------

At January 1, 1997                 7,554        2.78        4,956
  Granted                          1,832        4.27
  Exercised                       (4,177)       2.02
  Cancelled                         (504)       2.94
                                  ------
At December 31, 1997               4,705        4.02        1,416
  Granted                          1,417        8.30
  Exercised                         (509)       3.42
  Cancelled                          (72)       4.71
                                  ------
At December 31, 1998               5,541        5.16        2,310
  Granted                          6,796       17.38
  Exercised                         (684)       4.31
  Cancelled                         (532)      10.74
                                  ------
At December 31, 1999              11,121       12.41        2,607
                                  ======

     The weighted average exercise price of exercisable options as of December 31, 1999 is $4.32. Exercise prices for all options outstanding as of December 31, 1999 ranged from $2.00 to $31.73. The weighted-average remaining contractual life of those options is 8.4 years.

     The Company applies APB No. 25 and related Interpretations in accounting for its employee stock options, and not the fair-value accounting provided for under Statement No. 123, "Accounting for Stock-based Compensation".

     Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 6.3%, 4.7% and 5.7%; a dividend yield of 0%; volatility factors of the expected market price of the Company's common stock of .46, .41, and .41; and a weighted-average expected life of the options of 5 years. The weighted average estimated fair value of stock options granted during 1999, 1998 and 1997 was $8.49, $3.58 and $3.82, respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share amounts):

                                      1999       1998        1997
                                      ----       ----        ----

     Pro forma net income(loss)      $   (5)   $100,636    $66,735
     Pro forma earnings per
       share:
         Basic                         0.00        0.59       0.39
         Diluted                       0.00        0.58       0.38


     Pro forma net income reflects only options granted subsequent to December 31, 1994. Therefore, the full impact of calculating compensation cost for stock options under Statement No. 123 is not reflected in the pro forma net income amounts for 1998 and 1997 presented above because compensation cost is reflected over the options' vesting period, which is generally five years, and compensation cost for options granted prior to January 1, 1995 is not considered.

     The Company has entered into incentive compensation agreements with key management personnel. These agreements require payments upon termination or retirement based on various valuation formulas contained in the agreements. Cash payments to settle certain incentive compensation agreements aggregated $211,000, $464,000 and $427,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

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

     On December 17, 1999, the Company effected a two-for-one split of its Class A Common Stock and Class B Common Stock in the form of a stock dividend of one additional share of Class A Common Stock for each share of Class A Common Stock outstanding and one additional share of Class B Common Stock for each share of Class B Common Stock outstanding to holders of record on December 3, 1999. All per share amounts and the notes to the financial statements have been adjusted to reflect the stock split.


12.  Employee Benefit Plans

     The Company sponsors defined contribution plans (collectively, the "Plans") which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches 100% of the employee's deferrals up to a fixed percentage, determined annually, of the employee's annual compensation. Vesting of the Company's matching contributions begins at 20% after one full year of service and from the second through the fifth years, vesting increases by 20% each year until full vesting occurs. The Company's contributions to the Plans for the years ended December 31, 1999, 1998 and 1997 were $3.9 million, $1.3 million and $1.3 million, respectively. The Company does not provide any postretirement or postemployment benefits.

13.  Legal Proceedings

     On October 8, 1993, the Company received correspondence from StarSight Telecast, Inc. ("StarSight"), now a wholly owned subsidiary of Gemstar International Group Limited ("Gemstar"), bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program schedule services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 6, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original Complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint seeking damages and injunctive relief. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the other two patents identified in the original complaint and the five patents licensed to StarSight are not infringed by the Company. On March 20, 1995, StarSight filed an Answer to the Amended and Supplemental Complaint, reasserting its charge of infringement of the 121 Patent. In December 1995, StarSight moved to file an amended answer to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. Trial of validity and inequitable conduct unenforceability of the 121 Patent, and alleged infringement by the Prevue Express product of the 121 Patent, commenced May 8, 1996. Proceedings on all issues other than liability with respect to the 121 Patent had been stayed. Over the course of the subsequent two and one-half years, the Court heard approximately 20 days of testimony, which concluded on July 7, 1998. The trial was continued at various times at the parties' request to allow the parties to assess the litigation and consider settlement possibilities. Although the parties announced a settlement as part of a business deal on January 20, 1998, it was never finalized, and no settlement was reached. The parties submitted post-trial papers in September and October 1998, and presented closing arguments to the Court on November 12, 1998. The case has been submitted to the Court and the parties are awaiting a decision on the issues of infringement and validity of the 121 Patent. Shortly before the closing arguments, on November 9, 1998, StarSight moved to dismiss the case asserting that the Company had abandoned the Prevue Express product at issue in the case and that the Court therefore lacked subject matter jurisdiction over the matter. The Company opposed the motion on November 12, 1998. The Court did not issue a decision on that motion. On February 19, 1999, the Court entered Partial Findings of Fact and Conclusions of Law determining that the 121 Patent is not unenforceable by reason of inequitable conduct. The Court referred the case to a Magistrate Judge for settlement conference purposes prior to the Court entering additional findings of fact and conclusions of law with respect to the remaining issues tried. On October 4, 1999, the Company and Gemstar announced that they had entered into a definitive merger agreement under which the Company will become a wholly owned subsidiary of Gemstar. The transaction was approved by the stockholders of both companies on March 17, 2000, but has not closed pending regulatory approvals. The Company expects that the litigation with Gemstar and its affiliates will be dismissed in connection with the closing of the transaction with Gemstar. In the meantime, this litigation has been administratively terminated pursuant to an order entered by the Court on November 24, 1999. If the transaction with Gemstar does not close, the parties may reopen the proceedings upon a showing of good cause. The parties are required to advise the Court as to the need to maintain the administrative closure by August 24, 2000. If the transaction with Gemstar does not close, there could be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     On July 24, 1998, Gemstar and StarSight filed an action in the U.S. District Court for the Northern District of California asserting infringement by the Company's TV Guide Networks, Inc. subsidiary (formerly Prevue Networks, Inc.) of the 121 Patent and U.S. Patent No. 4,751,578 (the "578 patent") seeking damages and injunctive relief. The original Complaint did not specify a product accused of infringement. On September 30, 1998, Gemstar and StarSight filed an Amended Complaint adding SuperGuide Corporation ("SuperGuide") as a plaintiff, Tele-Communications, Inc. ("TCI") as a defendant, and specifying TV Guide Interactive as the allegedly infringing product. TCI Communications, Inc. was subsequently substituted for TCI. TV Guide Networks answered the Amended Complaint on October 15, 1998, asserting the defenses of non-infringement, invalidity and estoppel with respect to both the 121 and 578 Patents, and inequitable conduct unenforceability with respect to the 121 Patent. In addition, TV Guide Networks asserted that StarSight had violated the antitrust laws. On August 7, 1998, TV Guide Networks moved to transfer this action to the U.S. District Court for the Northern District of Oklahoma. On February 2, 1999, the California Court granted TV Guide Networks' motion to transfer. On December 23, 1998, Gemstar, StarSight and SuperGuide filed a motion before the Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer for pretrial proceedings this action and four other patent infringement lawsuits Gemstar and its affiliated companies have pending with manufacturers of cable television set-top boxes. In their motion, Gemstar and its affiliates suggested either the Central or Northern District of California as the appropriate venue for pretrial proceedings. TV Guide Networks opposed the motion for consolidation. On April 26, 1999, the JPML denied the motion to transfer the action pending in the Northern District of Oklahoma to another district court for pretrial proceedings. The JPML also ordered that the cases against the manufacturers of cable set-top boxes be transferred to the Northern District of Georgia for pretrial proceedings. On March 22, 1999, the transferred case in the Northern District of Oklahoma was referred to a Magistrate Judge for settlement conference purposes. As discussed above, the Company expects that this litigation will be dismissed in connection with the closing of the merger transaction with Gemstar. In the meantime, this litigation has been administratively terminated pursuant to an order entered by the Court on March 9, 2000. If the transaction with Gemstar does not close, the parties may reopen the proceedings upon a showing of good cause. The parties are required to advise the Court as to the need to maintain the administrative closure by August 24, 2000. If the transaction with Gemstar does not close, there could be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, the State has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. The Company has provided a reserve of $275,000 for certain matters associated with the State's claim. No provision has been made in the Company's financial statements for the remainder of the State's claim and the Company has not collected from its customers or remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. On March 13, 2000, the Company was awarded complete summary judgment in its favor. The State has indicated that it plans to appeal the judgment to the Illinois Appellate Court. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, a complete reversal of the summary judgment could result in a loss of up to $4.4 million.

     By letter dated March 20, 2000 and in other correspondence and discussions, the broadcast networks and their affiliates have made a demand for damages against the Company for alleged violations of the network service restrictions in the "red zone/green zone" plan which limited the Company's Denver 6 service, and SNG's ability to sell those network television station signals into certain markets. With the passage of SHVIA, the Company exercised the option of discontinuing the "red zone/green zone" agreement and utilizing the exemption for C-band subscribers to continue distributing distant network signals. The broadcasters have objected to such termination and have asserted claims for liquidated damages and other damages as a result of the Company's determination not to terminate Denver 6 distant network signal subscribers during the time period from September 1999 through and after the passage of SHVIA up to the notice of termination. The Company and the broadcast networks and affiliates have commenced settlement negotiations. Because these claims are preliminary and discussions are ongoing, the Company cannot reasonably predict whether there will be any damages awarded if the broadcast networks and affiliates commence a proceeding against the Company.

     On October 4, 1999, a former employee of ODS, filed a complaint against that Company in the Los Angeles Superior Court asserting causes of action for breach of contract and declaratory relief relating to his employment agreement with ODS and seeking damages. The matter is set for trial in October 2000. Although discovery has not been completed, the Company believes the claims are without merit and will vigorously defend the action in court.

     On October 18, 1999, another former employee of ODS filed a complaint against ODS and the Company in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. Discovery in this proceeding is in a preliminary stage and ODS and the Company's motion to dismiss the lawsuit for lack of personal and subject matter jurisdiction is pending before the Court.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

14.  Segment Information

     The Company categorizes its businesses into three groups for internal reporting purposes: TV Guide Magazine Group, TV Guide Entertainment Group and United Video Group. The Company has five reportable segments: print program listings guide services (TV Guide Magazine Group); electronic program promotion and guide services (TV Guide Entertainment Group); and home satellite dish services (SNG), satellite distribution of video entertainment services (UVTV) and distribution of interactive sports entertainment services (ODS), all of which are included in the United Video Group. Segment information reported in prior years has been reclassified to conform with the current year presentation. TV Guide Magazine Group distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators. TV Guide Entertainment Group markets electronic programming guide and promotion channels and services to cable television systems and other multi-channel video programming distributors. United Video Group includes SNG, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market, UVTV, which markets and distributes to programming distributors certain video and audio services, and ODS, which produces and distributes to programming distributors the TVG Network. United Video Group also operates businesses that provide software development and systems integration services and satellite transmission services for private networks and holds certain other investments.

     The Company's reportable segments are strategic business units that offer different products and services. The reportable segments are measured based on EBITDA (operating income before depreciation and amortization) including allocated corporate expenses. The Company accounts for inter-segment sales as if the sales were to third parties at market prices.

     Segment information as of December 31, 1999, 1998 and 1997 and for each of the years then ended is as follows:



                          TV         TV Guide  United   United   United    United
                          Guide      Enter-    Video    Video    Video     Video
                          Magazine   tainment  Group-   Group-   Group-    Group-
                          Group      Group     SNG      UVTV     ODS       Other      Eliminations Consolidated


1999

Revenues from external
 customers:
  Satellite-delivered
   programming services   $       -- $ 39,670  $390,119 $ 55,460 $    890  $   27,218 $        --  $  513,357
  Magazine subscription
   and newsstand sales       346,447       --        --       --       --          --          --     346,447
  Advertising sales          165,321   52,179        --       --       --          --          --     217,500
  Systems integration
   services                       --       --        --       --       --      39,415          --      39,415
  Other                       18,586       --        --       --       --          --          --      18,586
Intersegment revenues          3,128       --        --   27,207       --          --     (30,335)         --
                          ---------- --------  -------- -------- --------  ---------- -----------  ----------
  Total revenues             533,482   91,849   390,119   82,667      890      66,633     (30,335)  1,l35,305

Operating expenses,
 excluding
 depreciation
 and amortization            407,289   80,014   317,535   42,063   33,180      62,612     (30,335)    912,358
                          ---------- --------  -------- -------- --------  ---------- -----------  ----------

Operating income (loss)
 before depreciation
 and amortization         $  126,193 $ 11,835  $ 72,584 $ 40,604 $(32,290) $    4,021 $        --     222,947
                          ========== ========  ======== ======== ========  ========== ===========

Depreciation and
 amortization                                                                                        (135,965)
Interest expense                                                                                      (43,609)
Other expense, net                                                                                       (134)
                                                                                                   ----------
Income before income
 taxes and minority
 interest                                                                                          $   43,239
                                                                                                   ==========

Capital expenditures      $    9,953 $ 20,480  $    551 $    117 $  2,079  $   11,449 $        --  $   44,629
                          ========== ========  ======== ======== ========  ========== ===========  ==========

Segment assets            $2,946,159 $ 89,530  $140,135 $ 82,911 $ 32,504  $  107,307 $   (83,727) $3,314,819
                          ========== ========  ======== ======== ========  ========== ===========  ==========

1998

Revenues from external
 customers:
  Satellite-delivered
   programming services   $       -- $ 36,473  $414,694 $ 60,725 $    312  $   28,428 $        --  $  540,632
  Advertising sales               --   40,349        --       --       --          --          --      40,349
  Systems integration
   services                       --       --        --       --       --      40,959          --      40,959
Intersegment revenues             --       --        --   24,016       --          --     (24,016)         --
                          ---------- --------  -------- -------- --------  ---------- -----------  ----------
  Total revenues                  --   76,822   414,694   84,741      312      69,387     (24,016)    621,940

Operating expenses,
 excluding
 depreciation
 and amortization                 --   53,562   354,429   40,460    3,453      57,206     (24,016)    485,094
                          ---------- --------  -------- -------- --------  ---------- -----------  ----------

Operating income (loss)
 before depreciation
 and amortization         $       -- $ 23,260  $ 60,265 $ 44,281 $ (3,141) $   12,181 $        --     136,846
                          ========== ========  ======== ======== ========  ========== ===========

Depreciation and
 amortization                                                                                         (28,227)
Gain on issuance of
 equity by subsidiary                                                                                  37,898
Interest expense                                                                                       (1,629)
Other income, net                                                                                      16,530
                                                                                                   ----------
Income before income
 taxes and minority
 interest                                                                                          $  161,418
                                                                                                   ==========

Capital expenditures      $       -- $  5,187  $    324 $    191 $     40  $    5,373 $        --  $   11,115
                          ========== ========  ======== ======== ========  ========== ===========  ==========

Segment assets            $       -- $ 62,261  $129,453 $ 95,565 $ 29,864  $  127,290 $   (31,927) $  412,506
                          ========== ========  ======== ======== ========  ========== ===========  ==========

1997

Revenues from external
 customers:
  Satellite-delivered
   programming services   $       -- $ 32,128  $326,285 $ 57,676 $     --  $   41,886 $        --  $  457,975
  Advertising sales               --   30,828        --       --       --          --          --      30,828
  Systems integration
   services                       --       --        --       --       --      41,617          --      41,617
Intersegment revenues             --       --        --   16,938       --         518     (17,456)         --
                          ---------- --------  -------- -------- --------  ---------- -----------  ----------
  Total revenues                  --   62,956   326,285   74,614       --      84,021     (17,456)    530,420

Operating expenses,
 excluding
 depreciation
 and amortization                 --   40,548   287,775   30,825       --      68,752     (17,456)    410,444
                          ---------- --------  -------- -------- --------  ---------- -----------  ----------

Operating income
 before depreciation
 and amortization         $       -- $ 22,408  $ 38,510 $ 43,789 $     --  $   15,269 $        --     119,976
                          ========== ========  ======== ======== ========  ========== ===========

Depreciation and
 amortization                                                                                         (18,850)
Interest expense                                                                                       (2,122)
Other income, net                                                                                       6,242
                                                                                                   ----------
Income before income
 taxes and minority
 interest                                                                                          $  105,246
                                                                                                   ==========

Capital expenditures      $       -- $  6,009  $    352 $     42 $     --  $    3,847 $        --  $   10,250
                          ========== ========  ======== ======== ========  ========== ===========  ==========

Segment assets            $       -- $ 45,988  $ 23,180 $ 82,663 $     --  $  164,156 $   (12,845) $  303,142
                          ========== ========  ======== ======== ========  ========== ===========  ==========



     Revenue from other non-reportable operating segments primarily includes revenue derived from system integration and software development services and from satellite transmission services. Eliminations include inter-segment revenues and expenses and inter-segment payables and receivables.

15.  Quarterly Financial Data (unaudited)

                                         Quarters Ended
                           --------------------------------------------

                           March 31  June 30  September 30  December 31
                           --------  -------  ------------  -----------
                             (in thousands, except per share amounts)

     1999
     ----
     Revenues             $201,842   $312,966   $302,631     $317,866
     Operating expenses    169,839    282,602    284,428      311,454
     Operating income       32,003     30,364     18,203        6,412
     Net income (loss)      12,761      9,837      1,318      (19,265)
     Earnings (loss)
       per share:
         Basic                0.06       0.03       0.00        (0.06)
         Diluted              0.06       0.03       0.00        (0.06)

     1998
     ----
     Revenues             $146,164   $155,045   $159,430     $161,301
     Operating expenses    124,496    127,335    127,230      134,260
     Operating income       21,668     27,710     32,200       27,041
     Net income             38,961     17,916     21,060       24,122
     Earnings per
       share:
         Basic                0.23       0.10       0.12         0.14
         Diluted              0.22       0.10       0.12         0.14


     The results of operations for the fourth quarter of 1999 include a provision of $15.2 million to reflect impairment of the Company's goodwill in SSDS.

16.  Gemstar Merger

     On October 4, 1999, the Company and Gemstar announced that they had entered into a definitive merger agreement under which the Company will become a wholly owned subsidiary of Gemstar. Under the merger agreement, the Company's stockholders will receive .6573 shares of Gemstar common stock for each share of TV Guide Class A and Class B Common Stock. The exchange ratio is not subject to adjustment. The transaction, which is expected to close in the first half of 2000, has been approved by the stockholders of both companies but has not closed pending regulatory approvals.

17.  Supplemental Guarantor Information

     In connection with the TV Guide Transaction, the Company issued $400 million in aggregate principal amount of its senior subordinated notes due 2009, which are not callable until 2004. A group of the Company's subsidiaries (the "Guarantors") guarantee the senior subordinated indebtedness. Supplemental condensed combining financial information of the Company, the Guarantors and the remainder of the Company's consolidated group (the "Non-Guarantors") is presented below.

     Investments in the Non-Guarantors by their parent companies that are part of the Company and the Guarantors are presented under the equity method of accounting in the combining financial information. The principal elimination entries eliminate intercompany sales and purchases of video products, intercompany interest income and expense, equity in earnings of subsidiaries and investments in and amounts due to and from subsidiaries.

     Because of the factual basis underlying the obligations created pursuant to a senior secured credit facility and other obligations that may constitute senior indebtedness of the Guarantors of the senior subordinated notes, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company and its subsidiaries.


            SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                          As of December 31, 1999
                              (In thousands)


                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


ASSETS
Current assets:
  Cash and cash
    equivalents           $       --  $    9,859    $  83,351     $        --   $   93,210
  Marketable securities,
    at fair value                 --      20,723           --              --       20,723
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                      --     257,199       36,132              --      293,331
  Accounts and notes
    receivable from
    affiliates                    --      87,863          944         (88,807)          --
  Other current assets            --      26,780        7,258              --       34,038
                          ----------  ----------    ---------     -----------   ----------
     Total current
      assets                      --     402,424      127,685         (88,807)     441,302

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization                    --      61,465       14,280              --       75,745
Intangible assets, net
  of accumulated
  amortization                    --   2,665,890       89,608              --    2,755,498
Investment in
  subsidiaries, at
  equity                   2,127,998          --           --      (2,127,998)          --
Other assets, net of
  accumulated
  amortization                13,543      27,993          738              --       42,274
                          ----------  ----------    ---------     -----------   ----------
Total assets              $2,141,541  $3,157,772    $ 232,311     $(2,216,805)  $3,314,819
                          ==========  ==========    =========     ===========   ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable        $       --  $   68,870    $   3,700     $        --   $   72,570
  Accounts and notes
    payable to
    affiliates                36,954         922       50,931         (88,807)          --
  Accrued liabilities         11,572      72,057       44,032              --      127,661
  Note payable and
    current portion
    of capital lease
    obligations                   --       4,016        3,748              --        7,764
  Customer prepayments            --     191,103       99,297              --      290,400
                          ----------  ----------    ---------     -----------   ----------
      Total current
        liabilities           48,526     336,968      201,708         (88,807)     498,395

Deferred tax liability
  and other long-term
  liabilities                     --     692,797       16,606              --      709,403
Capital lease
  obligations and
  long-term debt             615,300     624,290           --        (615,300)     624,290
Minority interest                 --          --        2,459           2,557        5,016
Stockholders' equity:
  Common stock                 3,045      35,696          211         (35,907)       3,045
  Other stockholders'
    equity                 1,474,670   1,468,021       11,327      (1,479,348)   1,474,670
                          ----------  ----------    ---------     -----------   ----------
      Total stock-
        holders' equity    1,477,715   1,503,717       11,538      (1,515,255)   1,477,715
                          ----------  ----------    ---------     -----------   ----------
Total liabilities and
  stockholders' equity    $2,141,541  $3,157,772    $ 232,311     $(2,216,805)  $3,314,819
                          ==========  ==========    =========     ===========   ==========



           SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                         As of December 31, 1998
                             (In thousands)


                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


ASSETS
Current assets:
  Cash and cash
    equivalents           $     --    $ 98,556      $ 57,088      $      --     $155,644
  Marketable securities,
    at fair value               --       5,804            --             --        5,804
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                    --      26,035        39,839         (1,242)      64,632
  Accounts and notes
    receivable from
    affiliates                  --      46,475        62,911       (109,386)          --
  Other current assets          --       2,517         5,462             --        7,979
                          ---------   --------      --------      ---------     --------
     Total current
      assets                    --     179,387       165,300       (110,628)     234,059

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization                  --      33,305        12,457             --       45,762
Intangible assets, net
  of accumulated
  amortization                  --       5,076       108,447             --      113,523
Investment in
  subsidiaries, at
  equity                   228,082          --            --       (228,082)          --
Other assets, net of
  accumulated
  amortization                  --      14,028         5,171            (37)      19,162
                          --------    --------      --------      ---------     --------
Total assets              $228,082    $231,796      $291,375      $(338,747)    $412,506
                          ========    ========      ========      =========     ========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable        $     --    $  4,611      $  2,286         (1,242)    $  5,655
  Accounts and notes
    payable to
    affiliates              28,238      62,911        18,237       (109,386)          --
  Accrued liabilities           --      15,710        41,655             --       57,365
  Note payable and
    current portion
    of capital lease
    obligations and
    long-term debt              --       3,746         1,754            (37)       5,463
  Customer prepayments          --       7,061       102,868             --      109,929
                          --------    --------      --------      ---------     --------
      Total current
        liabilities         28,238      94,039       166,800       (110,665)     178,412

Deferred liabilities            --       4,293        13,354             --       17,647
Capital lease
  obligations and
  long-term debt                --      13,007            --             --       13,007
Minority interest               --          --           349          3,247        3,596
Stockholders' equity:
  Common stock                 854         806            48           (854)         854
  Other stockholders'
    equity                 198,990     119,651       110,824       (230,475)     198,990
                          --------    --------      --------      ---------     --------
      Total stock-
        holders' equity    199,844     120,457       110,872       (231,329)     199,844
                          --------    --------      --------      ---------     --------
Total liabilities and
  stockholders' equity    $228,082    $231,796      $291,375      $(338,747)    $412,506
                          ========    ========      ========      =========     ========


                                  67


        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                     Year Ended December 31, 1999
                            (In thousands)


                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


Revenues:
  Satellite delivered
    programming services  $     --    $112,006      $428,558      $ (27,207)    $  513,357
  Magazine subscription
    and newsstand sales         --     349,575            --         (3,128)       346,447
  Advertising sales             --     217,500            --             --        217,500
  Systems integration
    services                    --          --        39,415             --         39,415
  Other                         --      18,586            --             --         18,586
                          --------    --------      --------      ---------     ----------
                                --     697,667       467,973        (30,335)     1,135,305

Operating expenses:
  Programming, printing,
    distribution and
    delivery                    --     356,892       302,182        (30,335)       628,739
  Selling, general and
    administrative              --     160,258       123,361             --        283,619
  Depreciation and
    amortization                --     101,240        34,725             --        135,965
                          --------    --------      --------      ---------     ----------
                                --     618,390       460,268        (30,335)     1,048,323
                          --------    --------      --------      ---------     ----------
Operating income                --      79,277         7,705             --         86,982
Interest expense           (42,419)    (43,391)         (218)        42,419        (43,609)
Other income (expense),
  net                       47,070      (2,901)        2,767        (47,070)          (134)
                          --------    --------      --------      ---------     ----------
Income before income
  taxes and minority
  interest                   4,651      32,985        10,254         (4,651)        43,239
Provision for income
  taxes                         --      (6,037)      (20,355)            --        (26,392)
Minority interest in
  earnings                      --          --       (14,547)         2,351        (12,196)
                          --------    --------      --------      ---------     ----------
Net income                $  4,651    $ 26,948      $(24,648)     $  (2,300)    $    4,651
                          ========    ========      ========      =========     ==========





         SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                      Year Ended December 31, 1998
                             (In thousands)



                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


Revenues:
  Satellite delivered
    programming services  $     --    $111,831      $452,817      $ (24,016)    $540,632
  Advertising sales             --      40,349            --             --       40,349
  Systems integration
    services                    --          --        40,959             --       40,959
                          --------    --------      --------      ---------     --------
                                --     152,180       493,776        (24,016)     621,940

Operating expenses:
  Programming, printing,
    distribution and
    delivery                    --      33,972       320,948        (24,016)     330,904
  Selling, general and
    administrative              --      53,743       100,447             --      154,190
  Depreciation and
    amortization                --      10,588        17,639             --       28,227
                          --------    --------      --------      ---------     --------
                                --      98,303       439,034        (24,016)     513,321
                          --------    --------      --------      ---------     --------
Operating income                --      53,877        54,742             --      108,619
Interest expense                --      (1,287)         (342)            --       (1,629)
Other income, net          102,059      12,253        42,175       (102,059)      54,428
                          --------    --------      --------      ---------     --------
Income before income
  taxes and minority
  interest                 102,059      64,843        96,575       (102,059)     161,418
Provision for income
  taxes                         --     (21,838)      (37,139)            --      (58,977)
Minority interest in
  earnings                      --          --          (316)           (66)        (382)
                          --------    --------      --------      ---------     --------
Net income                $102,059    $ 43,005      $ 59,120      $(102,125)    $102,059
                          ========    ========      ========      =========     ========





         SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                      Year Ended December 31, 1997
                             (In thousands)



                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


Revenues:
  Satellite delivered
   programming services   $    --     $ 98,332      $377,099      $(17,456)     $457,975
  Advertising sales            --       30,828            --            --        30,828
  Systems integration
    services                   --           --        41,617            --        41,617
                          -------     --------      --------      --------      --------
                               --      129,160       418,716       (17,456)      530,420

Operating expenses:
  Programming, printing
    distribution and
    delivery                   --       24,976       258,599       (17,456)      266,119
  Selling, general and
    administrative             --       40,797       103,528            --       144,325
  Depreciation and
    amortization               --        9,271         9,579            --        18,850
                          -------     --------      --------      --------      --------
                               --       75,044       371,706       (17,456)      429,294
                          -------     --------      --------      --------      --------
Operating income               --       54,116        47,010            --       101,126
Interest expense               --       (1,550)         (572)           --        (2,122)
Other income, net          67,435        3,314         2,928       (67,435)        6,242
                          -------     --------      --------      --------      --------
Income before income
  taxes and minority
  interest                 67,435       55,880        49,366       (67,435)      105,246
Provision for income
  taxes                        --      (20,047)      (18,391)           --       (38,438)
Minority interest in
  earnings                     --           --            (9)          636           627
                          -------     --------      --------      --------      --------
Net income                $67,435     $ 35,833      $ 30,966      $(66,799)     $ 67,435
                          =======     ========      ========      ========      ========





      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                   Year Ended December 31, 1999
                          (In thousands)


                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consoldiated


Net cash provided by
  operating activities    $      --   $ 49,801      $ 24,355      $   (132)     $  74,024

Investing activities:
  Capital expenditures           --    (37,077)       (7,659)          107        (44,629)
  Investments and
    acquisitions, net of
    cash acquired          (810,297)   (13,604)          276        10,297       (813,328)
  Purchases of market-
    able securities              --     (6,049)           --            --         (6,049)
  Sales and maturities
    of marketable
    securities                   --      5,916            --            --          5,916
  Other                          --     (2,607)       (3,391)          (13)        (6,011)
                          ---------   --------      --------      --------      ---------

Net cash used in
  investing activities     (810,297)   (53,421)      (10,774)       10,391       (864,101)

Financing activities:
  Issuance of senior
    subordinated notes      400,000         --            --            --        400,000
  Borrowings under notes
    and bank credit
    facilities              215,300         --         2,031            --        217,331
  Debt issuance costs       (15,114)        --            --            --        (15,114)
  Repayment of note
    payable and capital
    lease obligations            --     (3,747)          (38)           38         (3,747)
  Common stock
    transactions, net       133,028         --        10,297       (10,297)       133,028
  Contributions from
    Liberty Media-Netlink
    Wholesale Division           --      6,476         1,495            --          7,971
  Distributions to
    minority interests           --         --       (12,438)           --        (12,438)
  Intercompany transfers     76,099    (87,806)       11,707            --             --
  Other                         984         --          (372)           --            612
                          ---------   --------      --------      --------      ---------
Net cash provided by
  (used in) financing
  activities                810,297    (85,077)       12,682       (10,259)       727,643
                          ---------   --------      --------      --------      ---------
Net increase (decrease)
  in cash and cash
  equivalents                    --    (88,697)       26,263            --        (62,434)
Cash and cash
  equivalents at
  beginning of year              --     98,556        57,088            --        155,644
                          ---------   --------      --------      --------      ---------
Cash and cash
  equivalents at
  end of year             $      --   $  9,859      $ 83,351      $     --      $  93,210
                          =========   ========      ========      ========      =========






     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                   Year Ended December 31, 1998
                          (In thousands)


                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


Net cash provided by
  operating activities    $     --    $ 40,426      $54,719       $ 240         $ 95,385

Investing activities:
  Capital expenditures          --      (7,997)      (3,838)        720          (11,115)
  Investments and
    acquisitions, net of
    cash acquired          (31,848)     (9,555)        (699)         --          (42,102)
  Purchases of market-
    able securities             --     (74,360)          --          --          (74,360)
  Sales and maturities
    of marketable
    securities                  --     190,169           --          --          190,169
  Other                         --      (1,105)       1,034        (786)           (857)
                          --------    --------      --------      -----         --------
Net cash provided by
  (used in) investing
  activities               (31,848)     97,152       (3,503)        (66)          61,735

Financing activities:
  Repayment of note
    payable, capital
    lease obligations
    and long-term debt          --      (3,493)      (6,267)         66           (9,694)
  Common stock
    transactions, net      (17,560)         --           --          --          (17,560)
  Distributions to
    Liberty
    Media-Netlink
    Wholesale Divison           --     (10,688)       4,168          --           (6,520)
  Intercompany transfers    49,408     (50,965)       1,907        (350)              --
  Other                         --          --         (368)        110             (258)
                          --------    --------      --------      -----         --------
Net cash provided by
  (used in) financing
  activities                31,848     (65,146)        (560)       (174)         (34,032)
                          --------    --------      --------      -----         --------
Net increase in cash
  and cash
  equivalents                   --      72,432       50,656          --          123,088
Cash and cash
  equivalents at
  beginning of year             --      26,124        6,432          --           32,556
                          --------    --------      --------      -----         --------
Cash and cash
  equivalents at
  end of year             $     --    $ 98,556      $ 57,088      $  --         $155,644
                          ========    ========      ========      =====         ========






     SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                   Year Ended December 31, 1997
                           (In thousands)


                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


Net cash provided by
  operating activities    $  --       $65,063       $15,824       $ (23)        $80,864

Investing activities:
  Capital expenditures       --        (6,380)       (4,117)        247         (10,250)
  Purchases of market-
    able securities          --       (91,666)           --          --         (91,666)
  Sales and maturities of
    marketable securities    --        36,700            --          --          36,700
  Other                      --        (1,532)          (67)       (119)         (1,718)
                          -----       -------       -------       -----         -------
Net cash used in
  investing activities       --       (62,878)       (4,184)        128         (66,934)


Financing activities:
  Repayment of note
    payable, capital
    lease obligations
    and long term debt       --        (3,258)       (7,156)       (105)        (10,519)
  Borrowings under bank
    credit facilities        --            --         7,446          --           7,446
  Common stock
    transactions, net       531            --            --          --             531
  Distributions to
    Liberty
    Media-Netlink
    Wholesale Divison        --        (7,980)      (14,198)         --         (22,178)
  Intercompany transfers   (531)        1,708        (1,177)         --              --
  Other                      --           509           (73)         --             436
                          -----       -------       -------       -----         -------
Net cash used in
  financing activities       --        (9,021)      (15,158)       (105)        (24,284)
                          -----       -------       -------       -----         -------
Net decrease in cash
  and cash equivalents       --        (6,836)       (3,518)         --         (10,354)
Cash and cash
  equivalents at
  beginning of year          --        32,960         9,950          --          42,910
                          -----       -------       -------       -----         -------
Cash and cash
  equivalents at
  end of year             $  --       $26,124       $ 6,432       $  --         $32,556
                          =====       =======       =======       =====         =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                              PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Executive Officers and Directors

     The following table identifies executive officers and directors of the Company as of March 20, 2000 and sets forth their respective ages and positions with the Company.


     Joachim Kiener  . . . . . . 46     Chairman; Director; and
                                          Chief Executive Officer
     Peter C. Boylan III . . . . 36     President; Director; and
                                          Chief Operating Officer
     Charles B. Ammann . . . . . 45     Senior Vice President,
                                          Secretary and
                                          General Counsel
     Craig M. Waggy  . . . . . . 41     Senior Vice President,
                                          Chief Financial Officer
                                          and Treasurer
     Robert R. Bennett . . . . . 41     Director
     Chase Carey . . . . . . . . 46     Director
     Peter Chernin . . . . . . . 48     Director
     Nicholas Donatiello, Jr . . 39     Director
     Gary S. Howard  . . . . . . 49     Director
     Larry E. Romrell  . . . . . 60     Director
     J. David Wargo  . . . . . . 46     Director

     Set forth below is a description of the backgrounds of such persons:

     Joachim Kiener has been Chairman of the Board and Chief Executive Officer of the Company since June 1999 and a Director of the Company since March 1999. Mr. Kiener served as President of the Company from March 1999 to June 1999. Mr. Kiener was President and Chief Operating Officer of News America Publishing Group, a division of News Corp., from March 1998 to March 1999. He joined News Corp. as Executive Vice President and Chief Operating Officer of HarperCollins Publishers in September 1996. Prior to joining HarperCollins Publishers, Mr. Kiener spent seven years in various senior executive positions at EMI-Capitol Music Group, N.A.

     Peter C. Boylan III has been President and Chief Operating Officer of the Company since June 1999 and a Director of the Company since July 1995. Mr. Boylan served as Executive Vice President of the Company from March 1999 to June 1999; President of the Company from August 1997 to March 1999; Chief Operating Officer of the Company from December 1996 to March 1999 and Executive Vice President and Chief Financial Officer of the Company from October 1994 to December 1996. Mr. Boylan is also an advisory director of BOK Financial Corporation.

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

     Robert R. Bennett has been a Director of the Company since February 1998 and has been President and Chief Executive Officer of Liberty Media since April 1997. Mr. Bennett has also been President and Chief Executive Officer of AT&T's Liberty Media Group since the closing of the merger of TCI and AT&T in March 1999. From April 1997 to March 1999, Mr. Bennett was also Executive Vice President of TCI. From June 1995 through March 1997, Mr. Bennett was the Executive Vice President and the Chief Financial Officer, Secretary and Treasurer of Liberty Media. Mr. Bennett served as Senior Vice President of Liberty Media from September 1991 through June 1995. Mr. Bennett is a director of Liberty Media Corporation, Liberty Digital, Inc. and Teligent, Inc.

     Chase Carey has been a Director of the Company since March 1999 and a Director of Fox Entertainment Group, Inc. and Co-Chief Operating Officer of Fox Entertainment Group, Inc. since August 1998. Mr. Carey is an Executive Director and has been the Co-Chief Operating Officer of News Corp. and a Director and Executive Vice President of News America Incorporated since 1996. Mr. Carey has served as the Chairman and Chief Executive Officer of Fox Television since July 1994. Mr. Carey joined Fox, Inc. (predecessor of Fox Entertainment Group, Inc.) in 1998 as Executive Vice President, served as Chief Financial Officer, and assumed the title of Chief Operating Officer in February 1992. Prior to joining Fox Television, Mr. Carey worked at Columbia Pictures in several executive positions, including President of Pay/Cable and Home Entertainment and Executive Vice President of Columbia Pictures International. Mr. Carey is also a member of the Boards of Directors of Gateway, Inc., NDS Group plc and Colgate University.

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

     Nicholas Donatiello, Jr. has been a Director of the Company since June 1999 and has been the President and Chief Executive Officer of Odyssey Ventures, Inc, which is the general partner of Odyssey, L.P. since September 1993. Odyssey, L.P. is principally engaged in conducting market research of consumer practices and views relating to present and future at-home entertainment, information, communication and commerce.

     Gary S. Howard has been a Director of the Company since May 1997 and served as Chairman of the Board of Directors and Chief Executive Officer of the Company from May 1997 to March 1999. Mr. Howard was an Executive Vice President of TCI from December 1997 through March 1999. He has been Executive Vice President and Chief Operating Officer of Liberty Media since March 1999. Mr. Howard has also been Executive Vice President and Chief Operating Officer of AT&T's Liberty Media Group since the closing of the merger of TCI and AT&T in March 1999. Mr. Howard was President and Chief Executive Officer of TCI Ventures Group, LLC, a subsidiary of TCI, from December 1997 to March 1999. He has served as Chief Executive Officer of TCI Satellite Entertainment, Inc. since December 1996 and was President from February 1995 to August 1997. Mr. Howard served as President of the Company from June 1997 to August 1997, Senior Vice President in charge of Mergers and Acquisitions of TCI Communications, Inc. ("TCIC") from October 1994 to December 1996 and as Vice President of TCIC from December 1991 through October 1994. Mr. Howard is a director of Liberty Media Corporation, Liberty Digital, Inc., TCI Satellite Entertainment, Inc. and Teligent, Inc.

     Larry E. Romrell has been a director of the Company since July 1999 was an Executive Vice President of TCI from January 1994 to March 1999. He is currently a consultant to AT&T Broadband and Internet Services. Mr. Romrell had served as Executive Vice President and Chief Executive Officer of TCI Business Alliance and Technology Co., Inc., a subsidiary of TCI, since February 1998, a Senior Vice President of Ventures LLC since December 1997. Mr. Romrell served as a Senior Vice President of TCIC from 1991 to September 1994. Currently, Mr. Romrell is a director of General Communications, Inc., Liberty Media and Guaranty Bank & Trust Company.

     J. David Wargo has been a director of the Company since July 1999 and has been President of Wargo & Company, a private investment company specializing in the communications industry, since January 1993. Mr. Wargo is a director of On Command Corporation and Liberty Digital, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION


Summary Compensation Table

     The following Summary Compensation Table sets forth a summary of the compensation paid by the Company during each of the fiscal years ended December 31, 1999, 1998 and 1997, to the chief executive officer and four other most highly compensated executive officers ("the Named Executive Officers"). During the last three fiscal years, none of the Named Executive Officers received any restricted stock awards or long-term incentive payouts nor did any of the Named Executive Officers receive any other annual compensation.


                                       SUMMARY COMPENSATION TABLE


                                                                     LONG-TERM
                                                                     COMPENSATION
                                         ANNUAL        ANNUAL        AWARDS       ALL OTHER
NAME AND PRINCIPAL                       COMPENSATION  COMPENSATION  OPTIONS      COMPENSATION
POSTION (1)                     YEAR     SALARY ($)    BONUS ($)     (#) (2)      ($) (3)


Joachim Kiener (4)              1999     $634,231      $515,000      2,121,376    $24,024
 Chairman of the Board and      1998           --            --             --         --
 Chief Executive Officer        1997           --            --             --         --

Peter C. Boylan III             1999     $727,936 (5)  $475,000      2,121,376    $42,863
 President and                  1998     $406,637      $325,000        400,000    $40,560
 Chief Operating Officer        1997     $323,091      $256,300        344,000    $16,025

Charles Butler Ammann           1999     $220,500      $120,000         70,000    $14,188
 Senior Vice President,         1998     $204,000      $115,000         80,000    $16,523
 Secretary and General Counsel  1997     $180,000      $ 78,000             --    $ 7,843

Craig M. Waggy                  1999     $195,833      $120,000        100,000    $13,095
 Senior Vice President,         1998     $150,000      $115,000        100,000    $14,017
 Chief Financial Officer        1997     $115,667      $ 77,000         72,000    $ 5,371
 and Treasurer

Anthea Disney (6)               1999     $230,769      $ 82,176             --    $20,950
 Former Chairman of the Board   1998           --            --             --         --
 and Chief Executive Officer    1997           --            --             --         --

Gary S. Howard (7)              1999           --            --             --         --
 Former Chairman of the Board   1998     $275,000            --             --         --
 and Chief Executive Officer    1997     $215,480      $174,300        400,000         --




(1) The positions shown represent the positions held by such persons at the end of 1999.
(2) All grants for 1999, 1998 and 1997 represent stock options to acquire Class A Common Stock under the Company's Equity Incentive Plan. All amounts have been adjusted for stock splits.
(3) 1999 includes (i)contributions under the Company's SERP and 401(k) Plans, and (ii) the compensation component of term life insurance premiums, respectively, as follows: Mr. Kiener, $18,747 and $2,277; Mr. Boylan, $41,547 and $807; Mr. Ammann, $13,680 and
     $402; Mr. Waggy, $12,651 and $354 and Ms. Disney, $18,450 and
     $2,500.
(4) Mr. Kiener joined TV Guide on March 1, 1999 as President and was appointed Chairman of the Board and Chief Executive Officer on July 1, 1999. The amounts represent the amounts TV Guide reimbursed The News Corporation Limited for payments by News Corp. to Mr. Kiener for services provided to TV Guide, except for $475,000 of the bonus, which was paid directly by TV Guide.
(5) Includes additional amounts payable for 1999 under the employment agreement Mr. Boylan entered into effective as of March 1, 1999. See "--Employment Agreements."
(6) Ms. Disney joined TV Guide on March 1, 1999 and served as Chairman of the Board and Chief Executive Officer until July 1, 1999. The amounts presented represent the amounts TV Guide reimbursed News Corp. for payments by News Corp. to Ms. Disney for services provided to TV Guide.
(7) Mr. Howard joined the Company on June 1, 1997 and served as Chairman of the Board and Chief Executive Officer until March 1, 1999. The amounts presented represent the amounts TV Guide reimbursed Tele-Communications, Inc. for payments to Mr. Howard for services provided to TV Guide.

     The following table sets forth information concerning options granted in 1999 to the Named Executive Officers.


                OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


                                    PERCENT
                                    OF TOTAL
                                    OPTIONS/SARS EXERCISE              POTENTIAL REALIZABLE    POTENTIAL REALIZABLE
                                    GRANTED TO   OR BASE               VALUE AT ASSUMED ANNUAL VALUE AT ASSUMED ANNUAL
                                    EMPLOYEES    PRICE                 RATES OF STOCK PRICE    RATES OF STOCK PRICE
                        OPTIONS     IN FISCAL    PER       EXPIRATION  APPRECIATION FOR        APPRECIATION FOR
NAME                    GRANTED(#)  YEAR (1)     SHARE     DATE        OPTION TERM - 5%        OPTION TERM - 10%


Joachim Kiener (2)        600,000    8.8%        $12.50    02-28-09    $ 4,716,709             $11,953,068
                        1,521,376   22.4%        $21.93    09-30-09    $20,982,299             $53,173,266

Peter C. Boylan III (2)   600,000    8.8%        $12.50    02-28-09    $ 4,716,709             $11,953,068
                        1,521,376   22.4%        $21.93    09-30-09    $20,982,299             $53,173,266

Charles Butler Ammann      70,000    1.0%        $14.28    02-28-09    $   628,698             $ 1,593,244
(2)

Craig M. Waggy (2)        100,000    1.5%        $14.28    02-28-09    $   898,140             $ 2,276,063

Anthea Disney                  --     --             --          --             --                      --

Gary S. Howard                 --     --             --          --             --                      --




(1) Computation includes 30,000 options granted under the TV Guide, Inc. Stock Option Plan for Non-Employee Directors.
(2) Incentive and non-qualified stock options to acquire shares of the Company's Class A Common Stock.

     The following table sets forth information concerning options exercised in 1999 and outstanding options held by the Named Executive Officers as of December 31, 1999:


                 AGGREGATED OPTION/SAR EXERCISES IN
          LAST FISCAL YEAR AND YEAR-END OPTION/SAR VALUES




                                                    NUMBER OF                   VALUE OF UNEXERCISED IN-
                        SHARES                      UNEXERCISED OPTIONS AT      THE-MONEY OPTIONS AT
                        ACQUIRED ON   VALUE         DECEMBER 31, 1999 (#)       DECEMBER 31, 1999 ($) (#)
NAME                    EXERCISE (#)  REALIZED ($)  EXERCISABLE / UNEXERCISABLE EXERCISABLE / UNEXERCISABLE


Joachim Kiener               --             --             --   /  2,121,376    $        --  /  $50,355,392

Peter C. Boylan III      35,170       $518,325      1,246,808   /  2,887,776    $48,808,424  /  $78,473,190

Charles Butler Ammann        --             --         49,600   /    156,400    $ 1,894,800  /  $ 5,123,513

Craig M. Waggy           16,000       $295,504         66,400   /    245,600    $ 2,520,550  /  $ 8,227,575

Anthea Disney                --             --             --   /         --    $        --  /  $        --

Gary S. Howard               --             --        160,000   /    240,000    $ 6,215,000  /  $ 9,322,500



(1) The value of unexercised in-the-money options is calculated based upon the last reported sales price per share of the Company's Class A Common Stock on the Nasdaq National Market on December 31, 1999 ($43.00), less the exercise price.

Directors' Compensation

     Directors who are not also employees of the Company or its subsidiaries or affiliates receive a fee of $4,000 per meeting attended in person and a fee of $2,000 per committee meeting attended in person, unless such committee meeting is held on the same day as a meeting of the full Board. Telephonic meetings of boards and committees are compensable at the rate of $400. Directors who are also employees of the Company or its subsidiaries or affiliates receive no additional compensation for serving as directors. The Company reimburses all of its directors for reasonable travel and out-of-pocket expenses in connection with their attendance at meetings of the Board. The directors are eligible to participate in the Stock Option Plan for Non-Employee Directors (the "Directors Plan"). The Company has reserved 820,000 shares of Class A Common Stock to be issued pursuant to the exercise of options granted under the Directors Plan.


Employment Agreements

     Mr. Kiener. The Company and Mr. Kiener entered into a new employment agreement effective March 1, 1999, for a term of four years expiring March 1, 2003. Upon completion of the merger of TV Guide with Gemstar, the term of the agreement will be extended automatically to the sixth anniversary of the completion of the merger. Thereafter, the employment agreement will be renewed automatically for a term of three additional years unless either party elects not to renew. If the employment agreement is not renewed or if the terms of the renewal are not agreed upon, failure to renew or agree will be treated as a termination without cause as described below.

     The employment agreement provides for Mr. Kiener to serve as Chairman of the Board and Chief Executive Officer of the Company until completion of the merger with Gemstar, at which time he will serve as Co-President and Co-Chief Operating Officer of Gemstar, which will change its name to TV Guide International, Inc. ("TV Guide International"), member of the Office of the Chief Executive of TV Guide International, and Chairman and Chief Executive Officer of certain TV Guide business divisions. Mr. Kiener's annual base salary is $850,000, which will increase to $875,000 upon completion of the merger. The base salary will be increased annually by any percentage increase in the Consumer Price Index. The employment agreement provides for an annual incentive bonus at a target amount of 50% of Mr. Kiener's annual base salary in effect on the last day of the applicable compensation period. The actual amount of the bonus will be based on criteria to be determined each year by mutual agreement of Mr. Kiener and the Compensation Committee of TV Guide's Board of Directors until completion of the merger and thereafter the Chief Executive Officer of TV Guide International. Mr. Kiener is guaranteed an annual incentive bonus of not less than $150,000 for any compensation period commencing prior to completion of the merger.
There will be no guaranteed minimum bonus after completion of the merger.

     TV Guide has previously granted Mr. Kiener options to acquire 600,000 shares of its Class A Common Stock at $12.50 per share vesting one-fifth each year on March 1 of years 2000 through 2004. If the merger with Gemstar occurs, the employment agreement provides that options to acquire 400,000 of such shares will vest and become immediately exercisable on the date of the merger closing, and the options to acquire the remaining 200,000 shares, subject to other accelerated vesting provisions in the option grant agreement itself, will vest and become exercisable ratably (one-fifth each year) on March 1 of years 2000 through 2004. On October 1, 1999, TV Guide granted Mr. Kiener options to acquire 1,521,376 shares of its Class A Common Stock at $21.93 per share. These options will first vest and become fully exercisable one day prior to the tenth anniversary of the date of grant if Mr. Kiener is then employed by the Company. However, if the merger with Gemstar occurs, the employment agreement provides that these options will vest and become exercisable ratably (one-sixth per year) on each of the first through the sixth anniversaries of the merger closing, subject to the accelerated vesting provisions of the option grant agreement itself. Upon the occurrence of the merger with Gemstar, all the options will convert to options to purchase shares of TV Guide International's common stock with the number of shares issuable and the option price adjusted according to the terms of the merger agreement with Gemstar.

     Termination "without cause", "constructive termination" or a "change of control" (as defined in the employment agreement) prior to the closing of the merger with Gemstar will entitle Mr. Kiener to receive his annual base salary in effect on the date of termination and minimum annual guaranteed bonus ($150,000) for the remainder of the term of employment under the employment agreement, and he will be entitled to continue, without charge, his participation in the additional benefits provided for in the employment agreement (such as participation in medical, disability and life insurance plans) for the remainder of the term of employment under the employment agreement.
All stock options and other stock incentive awards previously granted to him will immediately vest in full and will become fully exercisable, and all stock options and other stock incentive awards will remain fully exercisable, for the earlier of ten years from the date of grant or five years following termination of employment.

     Termination without cause or constructive termination after the occurrence of the merger with Gemstar will entitle Mr. Kiener to a lump sum payment equal to the greater of three times his annual base salary or the amount equal to the product of his annual base salary multiplied by the number of years remaining (rounded up) in the term of his employment under the employment agreement and to continuation of the additional benefits provided for in the employment agreement (such as participation in medical, disability and life insurance plans) for 60 months from the last date of employment. All stock options and other stock incentive awards previously granted to him will immediately vest in full and become fully exercisable for their full term, and all previously vested stock options and other stock incentive awards will remain fully exercisable for their full term.

     The definition of "change of control" in the employment agreement broadens upon the occurrence of the merger with Gemstar, and the event of a change of control will entitle Mr. Kiener to terminate his employment within 90 days after notice of a change of control and receive a lump sum payment of five times his current annual base salary and continuation of all other elements of his compensation for 60 months from the last date of employment. All unvested stock options and other stock incentive awards previously granted to Mr. Kiener will immediately vest in full, and those options and awards and all previously vested stock options and other stock incentive awards will remain fully exercisable for their full term. Certain payments made to Mr. Kiener upon a "change of control" will be increased to offset the effect of certain adverse tax consequences which may be caused by such payments.

     At any time after September 1, 2000, if the merger with Gemstar has occurred, Mr. Kiener will be entitled to terminate his employment under the employment agreement without reason upon six months prior notice and receive a lump sum payment equal to his then current annual base salary. Upon such termination, all stock options and other stock incentive awards previously granted and then remaining unvested will be forfeited, and all previously vested stock options and other stock incentive awards shall, if the merger with Gemstar has occurred, remain fully exercisable for their full term and, if the merger with Gemstar has not occurred, shall remain exercisable for a period of three months following such termination (but in no event for longer than their term).

     Mr. Boylan. The Company and Mr. Boylan entered into a new employment agreement effective March 1, 1999, with terms and provisions identical to those in the new employment agreement between the Company and Mr. Kiener discussed above in the immediately preceding seven paragraphs, except that: (1) Mr. Boylan's position at the Company prior to completion of the merger is President and Chief Operating Officer; (2) after completion of the merger, Mr. Boylan will be Co-President and Co-Chief Operating Officer of TV Guide International, member of the Office of the Chief Executive of TV Guide International, and Chairman and Chief Executive Officer of certain other TV Guide business divisions; (3) Mr. Boylan's annual base salary is $750,000, and it will not increase as a result of the merger; and (4) Mr. Boylan is not entitled to any guaranteed minimum annual incentive bonus either before or after completion of the merger.


Compensation Committee Interlocks and Insider Participation in
Compensation Decisions

     The Compensation Committee was established to make recommendations regarding compensation, including incentive compensation, stock bonus, stock option, and other incentive or stock plans, and previously administered the Company's Equity Incentive Plan. The Compensation Committee also reviews and approves, subject to ratification by the Board of Directors, all compensation to the executive officers. During 1999, each of Messrs. Lawrence Flinn, Jr., J. David Wargo, Leo J. Hindery, Jr., Robert R. Bennett, Chase Carey, Peter Chernin and Gary S. Howard served as members of the Compensation Committee during all or part of the year. Mr. Howard was Chairman of the Board and Chief Executive Officer of TV Guide before he served as a member of the Compensation Committee.

     The Special Compensation Committee was established to grant awards under the Company's Equity Incentive Plan and to make other compensation awards where necessary in order to comply with the requirements of Section 162(m) of the Internal Revenue Code. During 1999, each of Messrs. Bennett, Carey, Chernin and Wargo served as members of the Special Compensation Committee during all or part of the year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


     The following table sets forth certain information as of March 20, 2000, regarding ownership of the Common Stock by (1) each person believed by the Company to be the beneficial owner of more than five percent of its outstanding Common Stock; (2) each Director, the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company for the fiscal year ended December 31, 1999; and (3) all current executive officers and directors of the Company as a group. Shares of Class B Common Stock are convertible at the option of the holder immediately into shares of Class A Common Stock on a one-for-one basis and, accordingly, holders of Class B Common Stock are deemed to own beneficially the same number of shares of Class A Common Stock. The table below does not reflect such beneficial ownership of Class A Common Stock.

                            Class A            Class B
                          Common Stock       Common Stock
                        ----------------   ---------------
                                                            Percent of
                                                            Vote of All
                        Number   Percent   Number  Percent  Outstanding
                          of       of        of      of       Common
Beneficial Owner        Shares    Class    Shares   Class      Stock
----------------        ------   -------   ------  -------  -----------

Liberty Media
  Corporation (1)     58,075,040  37.5%   74,993,176  50%      48.8%

The News Corporation
  Limited (2)         58,075,040  37.5%   74,993,176  50%      48.8%

Joachim Kiener (3)       120,000     *            --  --          *

Peter C. Boylan III(4) 1,670,872   1.1%           --  --          *

Charles Butler Ammann
  (5)                     90,800     *            --  --          *

Craig M. Waggy (6)       148,000     *            --  --          *

Robert R. Bennett (7)     24,000     *            --  --          *

Chase Carey                   --    --            --  --         --

Peter Chernin                 --    --            --  --         --

Nicholas Donatiello,
  Jr.                         --    --            --  --         --

Gary S. Howard (8)       160,000     *            --  --          *

Larry E. Romrell (9)      48,000     *            --  --          *

J. David Wargo (9)        48,000     *            --  --          *

All Directors and
  Executive Officers
  as a Group
 (11 persons)(10)      2,309,672   1.5%           --  --          *
---------

NOTES:

 * Less than 1%
(1) The address for Liberty Media Corporation is 9197 South Peoria Street, Englewood, Colorado 80112. Liberty Media holds shares of common stock indirectly through its subsidiaries Liberty UVSG, Inc. and Liberty TVGIA, Inc. Liberty Media is a subsidiary of Tele-Communications, Inc., which in turn is a subsidiary of AT&T Corp.
(2) The Class A Common Stock and Class B Common Stock reported as beneficially owned by The News Corporation Limited are directly owned by TVG Holdings, Inc., an indirect subsidiary of News
     Corp. and a direct subsidiary of News Publishing Australia Limited. Each of News Corp. and News Publishing Australia
     Limited, as persons who may be deemed to control TVG Holdings, Inc., may also be deemed to indirectly beneficially own such shares. By virtue of ordinary shares of News Corp. owned by (i) Mr. K. Rupert Murdoch and members of his family, (ii) Cruden Investments Pty. Limited, a private Australian investment company owned by Mr. Murdoch, members of his family and certain charities, and (iii) corporations which are controlled by trustees of settlements and trusts set up for the benefit of the Murdoch family, certain charities and other persons, and Mr. Murdoch's positions as Chairman and Chief Executive Officer of News Corp., Mr. Murdoch may be deemed to control the operations of News Corp. The address of TVG Holdings, Inc. is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; the address of News Corp. is 2 Holt Street, Sydney, New South Wales 2010, Australia; the address of News Publishing Australia Limited is 1300 North Market Street, Suite 404, Wilmington, Delaware 19801; and the address of Mr. Murdoch is 1211 Avenue of the Americas, New York, New York 10036.
 (3) Includes 120,000 shares of Class A Common Stock subject to presently exercisable options.
 (4) Includes 1,446,808 shares of Class A Common Stock subject to presently exercisable options and 188,800 shares of Class A
     Common Stock subject to options that will become exercisable within 60 days.
 (5) Includes 90,800 shares of Class A Common Stock subject to presently exercisable options.
 (6) Includes 117,600 shares of Class A Common Stock subject to presently exercisable options and 14,400 shares of Class A
     Common Stock subject to options that will become exercisable within 60 days.
 (7) Includes 24,000 shares of Class A Common Stock subject to presently exercisable options.
 (8) Includes 160,000 shares of Class A Common Stock subject to presently exercisable options.
 (9) Includes 36,000 shares of Class A Common Stock subject to presently exercisable options and 12,000 shares of Class A Common Stock subject to options that will become exercisable within 60 days.
(10) Includes 2,031,208 shares of Class A Common Stock subject to presently exercisable options and 227,200 shares of Class A Common Stock subject to options that will become exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Stockholders Agreement. AT&T Broadband and Internet Services (formerly Tele-Communications, Inc.) ("AT&T Broadband"), Liberty Media, TCI Holdings, News Corp., TVG Holdings, Inc. and the Company entered into a Stockholders Agreement dated March 1, 1999, which provides that, among other things, for so long as a stockholder or group of related stockholders is entitled to designate at least one director to the Company's Board, the other stockholder or group of related stockholders shall be subject to certain restrictions on its ability to sell any of its shares of Common Stock to an unaffiliated third party or to convert any of its shares of Class B Common Stock to shares of Class A Common Stock unless it first offers such Common Stock for sale to the non-transferring party. If the non-transferring party elects not to purchase such Common Stock, the transferring party will convert any Class B Common Stock to be sold into Class A Common Stock prior to such sale unless such Class B Common Stock is to be sold to a third party that has offered to purchase at least 12.5% of the aggregate number of shares of Class B Common Stock outstanding. Pursuant to the Stockholders Agreement, so long as there continues to be at least two stockholders or groups of related stockholders that each own in the aggregate 30% or more of the outstanding Class B Common Stock, such stockholders or the members of each such stockholder group will vote their shares of Common Stock on all matters submitted to a vote of the Company's stockholders only as shall be mutually agreed upon by such stockholders or stockholder groups and, if they are unable to agree on how to vote with respect to any such proposal, they will each be obligated to vote against such proposal. Under the Stockholders Agreement, a stockholder or group of related stockholders is entitled to designate one director for each 12.5% of the outstanding shares of Class B Common Stock owned by such party (rounded to the nearest 12.5%, with more than 6.25% being rounded up, and 6.25% or less being rounded down), and the other stockholders or group of related stockholders will vote or cause to be voted all shares of Common Stock owned by such party for the election of such designee(s) as director. In addition, the Stockholders Agreement provides for certain registration rights with respect to the resale of the Class A Common Stock owned by stockholders that are parties to the Stockholders Agreement. Pursuant to the Stockholders Agreement, the Parent (as defined in such Agreement) of each stockholder or group of related stockholders that is entitled to designate at least one director of the Company's Board pursuant to the Stockholders Agreement agrees with and for the benefit of the Parent of each other stockholder or group of related stockholders that is so entitled to designate at least one director to the Company's Board that, for so long as there are at least two such stockholders or stockholder groups, the Company will, subject to certain limited exceptions, be the exclusive vehicle through which such Parent, directly or indirectly through its controlled affiliates, conducts program guide businesses (print, electronic or otherwise) worldwide.

     Parent Agreement. News Corp., AT&T Broadband and the Company are also parties to a letter agreement, effective as of June 10, 1998 (the "Parent Agreement"), pursuant to which, among other things, the parties agreed to negotiate in good faith to enter into, or cause their affiliates to enter into, the following agreements: (a) affiliation agreements between the Company and News Corp. (or a controlled affiliate of News Corp.) with respect to the TV Guide Channel and TV Guide Interactive; (b) affiliation agreements between the Company and AT&T Broadband (or a controlled affiliate of AT&T Broadband) with respect to the TV Guide Channel and TV Guide Interactive; and (c) carriage/marketing agreements for "TV Guide" branded monthly and/or weekly cable and direct-to-home guide magazines. In the case of the carriage/marketing agreement between the Company and AT&T Broadband, such agreement would include, among other terms and conditions as the parties may mutually agree upon, AT&T Broadband or its affiliate's agreement to convert TVSM monthly magazines for cable systems controlled by AT&T Broadband to weekly magazines, and as consideration therefor, the agreement of a subsidiary of News Corp. to pay AT&T Broadband or its designee an aggregate sum of $10 million upon such conversion being effected. The agreements entered into pursuant to the Parent Agreement to date are limited to those described below.

     Continuing Services. As long as News Corp. beneficially owns in the aggregate at least 12.5% of the Class B Common Stock of the Company, News Corp. is obligated to make available to the businesses acquired in the TV Guide Transaction, at the Company's request from time to time, services (including bulk paper procurement and the benefits of certain agreements, to the extent permitted thereunder) consistent with past practice, but in any event on terms no less favorable to the Company than "most favored nation" terms, unless the Company shall otherwise agree, provided that the right to use services that require the involvement of executives of News. Corp. will be subject to agreement upon allocation of costs (including services of senior management). News Corp. and the Company have agreed to negotiate to enter into a definitive services agreement containing the foregoing terms and such other terms and conditions as may be customary or appropriate under the circumstances.

     Programming and Affiliation Agreements. In connection with the Liberty Transaction, one of the companies acquired from Liberty Media entered into programming and affiliation agreements with Satellite Services, Inc., a subsidiary of AT&T Broadband ("SSI"), providing, among other things, for SSI to continue providing programming for the Company's SMATV business to the extent permitted by SSI's agreements with suppliers of programming services and pursuant to which SSI may redistribute the Denver 6 service within the service area of certain of AT&T Broadband's cable systems. Pursuant to the Parent Agreement, as described above, News Corp., AT&T Broadband and the Company agreed to negotiate in good faith to enter into, or cause their affiliates to enter into, certain affiliation agreements and carriage/marketing agreements. SSI and the Company have entered into an affiliation agreement for the cable systems of certain of AT&T Broadband's controlled affiliates to carry TV Guide Interactive.

     AT&T Broadband and its consolidated affiliates purchased video entertainment, program promotion and guide services from the Company totaling $14.4 million during 1999. The Company purchased $25.0 million and $18.0 million of programming and production services from Liberty Media and its consolidated affiliates and News Corp. and its consolidated affiliates, respectively, during 1999.

     Trademark License Agreements. Pursuant to the Parent Agreement described above, News Corp. agreed to cause the termination of certain licenses granting it and its affiliates the right to use the TV Guide brand or associated trademarks. It is contemplated that the Company may license to News Corp., AT&T Broadband or their respective affiliates, on terms to be agreed upon, the right to use the TV Guide brand and associated trademarks in connection with the Company's products or services or other arrangements for the benefit of the Company's products or services.

     Purchase of Intellectual Property. At the closing of the TV Guide Transaction, AT&T Broadband sold to the Company all of AT&T Broadband's right, title and interest in and to any intellectual property of or arising out of the joint venture formerly known as TV Guide On Screen for $3,500,000.

     Advertising Revenues. For the ten months ended December 31, 1999, the Company earned approximately $21.4 million of advertising revenues from News Corp. affiliates.

                                PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(a)  1.   FINANCIAL STATEMENTS - The financial statements and schedules listed in the Index to Consolidated Financial Statements and Index to Financial Statement Schedules, which appear on page 39, are filed as part of this annual report.

     2. EXHIBITS - The exhibits listed in the Index to Exhibits, which appears on pages 90 through 91, are filed as a part of this annual report.



(b)  REPORTS ON FORM 8-K

     On December 30, 1999, the Company filed a report on Form 8-K which contains information which supercedes information included in the Company's Annual Report on Form 10-K for the year ended
     December 31, 1998.

     No other reports on Form 8-K were filed during the fourth quarter of 1999.

                              TV GUIDE, INC.

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                (In thousands)


                               Amounts                          Balance
                   Balance at  Charged   Charged                   at
                   Beginning     to      to Other                End of
Description        of Period   Expense   Accounts   Deductions   Period
-----------        ---------   -------   --------   ----------   ------

Year ended
December 31, 1999:
  Allowance for
  doubtful
  accounts           $2,917    13,972     7,694 (1)   6,186    $18,397

Year ended
December 31, 1998:
 Allowance for
 doubtful
 accounts             2,965       959        --       1,007      2,917

Year ended
December 31,1997:
 Allowance for
 doubtful
 accounts             2,535       701        --         271      2,965



(1) Amount represents the allowance for doubtful accounts recorded as part of the allocation of purchase price to the assets and liabilities acquired in the TV Guide Transaction.

                            TV GUIDE, INC.

                          INDEX TO EXHIBITS



Exhibit
  No.                      Exhibit Description



3.1       Restated Certificate of Incorporation (5)
3.1.1     Certificate of Amendment to Restated Certificate of
            Incorporation (6)
3.1.2     Certificate of Amendment to Restated Certificate of
            Incorporation (8)
3.2       Amended and Restated Bylaws (8)
4.1       Specimen of Class A Common Stock certificate (2)
4.2       The Restated Certificate of Incorporation, amendments to the
            Restated Certificate of Incorporation and Bylaws of the Company are filed as Exhibits 3.1 and 3.2
4.3       Indenture between the Company and The Bank of New York,
            as trustee, dated March 1, 1999 (12)
10.1 *    Form of Management Stock Appreciation Rights Agreement (1)
10.2 *    Equity Incentive Plan. (3)
10.3 *    First Amendment to the Equity Incentive Plan. (7)
10.4 *    Amended and Restated Stock Option Plan for Non-Employee
            Directors (6)
10.5 *    SERP Deferred Compensation Plan (a continuation and
            restatement of the United Video Management, Inc. and Affiliates Employers' SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995(4)
10.6      Letter Agreement effective as of June 10, 1998 among The News
            Corporation Limited, Tele-Communications Inc. and the
            Company (10)
10.7      Stockholders Agreement dated March 1, 1999 among TVG
            Holdings, Inc., The News Corporation Limited, TCI UVSG, Inc., Liberty Media Corporation, Tele-Communications
            Inc. and the Company effective as of May 18, 1998 (10)
10.8      Share Exchange Agreement among the Company, TVG Holdings,
            Inc. and News America Incorporated, dated as of
            June 10, 1998 (9)
10.9      Amended and Restated Stock Purchase Agreement between the
            Company and Liberty Media Corporation, dated as of May 18,
            1998 (9)
10.10     Facility A Loan Agreement for $300,000,000 Revolving Credit
            Facility among the Company and various Financial
            Institutions (11)
10.10.1** First Amendment and Waiver to Facility A Loan Agreement among the Company and various Financial Institutions dated as
            of February 25, 2000
10.11     Facility B Loan Agreement for $300,000,000 364-day Credit
            Facility among the Company and various Financial
            Institutions (11)
10.11.1** First Amendment and Waiver to Facility B Loan Agreement among the Company and various Financial Institutions dated as
            of February 25, 2000
10.12     Agreement and Plan of Merger dated as of October 4, 1999
            among the Company, Gemstar International Group Limited and G Acquisition Subsidiary Corp. (13)
10.12.1   Amendment to Agreement and Plan of Merger dated as of
            February 7, 2000 among the Company, Gemstar International Group Limited and G Acquisition Subsidiary Corp. (13)
10.13     Voting Agreement dated as of October 4, 1999 between the
            Company and Henry C. Yuen (14)
10.14     Voting Agreement dated as of October 4, 1999 between the
            Company and Elsie Ma Leung (13)
10.15     Voting Agreement dated as of October 4, 1999 between the
            Company and Dynamic Core Holdings Limited (15)
10.16     Voting Agreement dated as of October 4, 1999 between the
            Company and THOMSON multimedia S.A. (13)
10.17*    Employment Agreement between the Company and Joachim Kiener
            (13)
10.18*    Employment Agreement between the Company and Peter C. Boylan
            III (13)
10.19     Option Agreement dated as of October 4, 1999 between TV Guide and Gemstar International Group Limited with respect to Gemstar Stock (13)
10.20     Option Agreement dated as of October 4, 1999 between TV Guide and Gemstar International Group Limited with respect to
            the Company's stock (13)
12.0**    Computation of Ratio of Earnings to Fixed Charges
21.1**    List of Subsidiaries of the Company
23.1**    Consent of KPMG LLP
27.1**    Financial Data Schedule

---------------
*  Management Compensation Plan
** Filed herewith

 (1) Incorporated herein by reference from the Company's
     Registration Statement on Form S-1 of United Video Satellite
     Group, Inc. Filed October 4, 1993; registration number 33-
     69838.

 (2) Incorporated herein by reference from Amendment No. 1 to Form S-1 filed October 21, 1993; registration number 33-69838.

 (3) Incorporated herein by reference from the Company's Annual
     Report on Form 10-K for the year ended December 31, 1993;
     Commission File Number 0-22662.

 (4) Incorporated herein by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995; Commission File Number 0-22662.

 (5) Incorporated herein by reference from the Company's report on Form 8-K dated January 25, 1996; Commission File Number 0-22662.

 (6) Incorporated herein by reference from the Company's report on Form 10-Q for the period September 30, 1998; Commission File
     Number 0-22662.

 (7) Incorporated herein by reference from the Company's Annual
     Report on Form 10-K for the year ended December 31, 1997;
     Commission File Number 0-22662.

 (8) Incorporated herein by reference from the Company's Annual
     Report on Form 10-K for the year ended December 31, 1998;
     Commission File Number 0-22662.

 (9) Incorporated by reference from the Company's Proxy Statement for a Special Meeting of Stockholders held on February 19, 1999.

(10) Incorporated herein by reference from the Company's report on Form 8-K dated March 16, 1999; Commission File Number 0-22662.

(11) Incorporated herein by reference from the Company's report on Form 10-Q for the period ended March 31, 1999; Commission File Number 0-22662.

(12) Incorporated herein by reference from the Company's Registration Statement on Form S-4 filed May 14, 1999; Registration Number 333-78535.

(13) Incorporated herein by reference from the report on Form 8-K of Gemstar International Group Limited, Commission File Number 0-26878, filed February 8, 2000.

(14) Incorporated herein by reference from Exhibit 1 to Schedule
     13D/A, filed January 5, 2000, with respect to ownership of securities of Gemstar International Group Limited.

(15) Incorporated herein by reference from Exhibit 1 to Schedule 13D, filed January 5, 2000, with respect to ownership of securities of Gemstar International Group Limited.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TV GUIDE, INC.
                                       a Delaware corporation


Dated:  March 24, 2000          By:     /s/ Peter C. Boylan III
                                    -------------------------------
                                          Peter C. Boylan III
                                            President and
                                        Chief Operating Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                   Title/Position Held           Date




/s/ Joachim Kiener
----------------------------
Joachim Kiener                Director; Chairman;      March 24, 2000
                              and Chief Executive
                              Officer


/s/ Peter C. Boylan III
----------------------------
Peter C. Boylan III           Director; President;     March 24, 2000
                              and Chief Operating
                              Officer


/s/ Craig M. Waggy
----------------------------
Craig M. Waggy                Senior Vice President,   March 24, 2000
                              Chief Financial Officer
                              and Treasurer (Principal
                              Accounting Officer)


/s/ Robert R. Bennett
----------------------------
Robert R. Bennett             Director                 March 24, 2000



/s/ Chase Carey
----------------------------
Chase Carey                   Director                 March 24, 2000



/s/ Peter Chernin
----------------------------
Peter Chernin                 Director                 March 24, 2000



/s/ Nicholas Donatiello, Jr.
----------------------------
Chase Carey                   Director                 March 24, 2000



/s/ Gary S. Howard
----------------------------
Gary S. Howard                Director                 March 24, 2000



/s/ Larry E. Romrell
----------------------------
Larry E. Romrell              Director                 March 24, 2000




/s/ J. David Wargo
----------------------------
J. David Wargo                Director                 March 24, 2000