Form 10-Q
period 2000-03-31
TV GUIDE INC
filed 2000-05-12
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED MARCH 31, 2000

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
Yes  X   No
    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of May 8, 2000:


          TITLE OF CLASS                     NUMBER OF SHARES
Class A Common Stock $.01 Par Value             154,878,584
Class B Common Stock $.01 Par Value             149,986,352

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             TV GUIDE, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
              (In thousands, except per share amounts)

                                             March 31,     December 31,
                                               2000           1999
                                               ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                $  100,925      $   93,210
  Marketable securities, at fair value         15,006          20,723
  Accounts receivable, net of allowance
    for doubtful accounts                     274,687         293,331
  Inventories and other                        29,501          29,742
  Deferred tax asset                            5,480           4,296
                                             --------      ----------
Total current assets                          425,599         441,302

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 80,751          75,745
Intangible assets, net of accumulated
  amortization                              2,731,231       2,755,498
Other assets                                   57,325          42,274
                                           ----------      ----------
Total assets                               $3,294,906      $3,314,819
                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   60,763      $   72,570
  Accrued liabilities                         100,123         127,661
  Note payable and current portion of
    capital lease obligations                   7,340           7,764
  Customer prepayments and deferred
    subscription revenue                      294,135         290,400
                                           ----------      ----------
Total current liabilities                     462,361         498,395

Deferred tax liability                        637,776         647,084

Capital lease obligations and
  long-term debt                              648,241         624,290
Other long-term liabilities                    62,992          62,319
Minority interest                               6,078           5,016

Stockholders' equity:
  Preferred stock, $.01 par value                  --              --
  Class A common stock, $.01 par value          1,548           1,545
  Class B common stock, $.01 par value          1,500           1,500
  Additional paid-in capital                1,286,064       1,283,860
  Accumulated other comprehensive
    income, net of tax                          5,904           9,306
  Retained earnings                           182,442         181,504
                                           ----------      ----------
Total stockholders' equity                  1,477,458       1,477,715
                                           ----------      ----------
Total liabilities and stockholders'
  equity                                   $3,294,906      $3,314,819
                                           ==========      ==========


                        See accompanying notes.

                            TV GUIDE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                                                Three Months Ended
                                                     March 31,
                                                2000          1999
                                                ----          ----
Revenues:
  Satellite-delivered programming
    services                                 $117,026       $130,965
  Magazine subscription and newsstand
    sales                                     101,880         33,572
  Advertising sales                            68,689         25,872
  Other                                        11,501         11,433
                                             --------       --------
                                              299,096        201,842
Operating expenses:
  Programming, printing, distribution
    and delivery                              157,705        103,104
  Selling, general and administrative          81,831         51,657
  Depreciation and amortization                35,393         15,078
                                             --------       --------
                                              274,929        169,839
                                             --------       --------
Operating income                               24,167         32,003

Interest expense                              (13,311)        (6,035)
Other income (expense), net                    (1,312)           307
                                             --------       --------
Income before income taxes and
  minority interest                             9,544         26,275
Provision for income taxes                     (6,157)        (9,778)
Minority interest in earnings                  (2,449)        (3,736)
                                             --------       --------
Net income                                   $    938       $ 12,761
                                             ========       ========

Earnings per share:
  Basic                                      $   0.00       $   0.06
  Diluted                                        0.00           0.06


                         See accompanying notes.

                             TV GUIDE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                            (In thousands)

                                                Three Months Ended
                                                     March 31,
                                                 2000        1999
                                                 ----        ----
Operating activities:
Net income                                     $    938    $ 12,761
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                35,393      15,078
    Minority interest in earnings                 2,449       3,736
    Deferred income taxes                        (8,496)     (2,400)
    Other                                           420       1,266
    Changes in operating assets and
      liabilities, net of the effect
      of acquisitions:
        Accounts receivable                      16,500     (18,452)
        Inventories and other                      (133)       (257)
        Accounts payable                        (11,807)     (8,447)
        Accrued liabilities                     (27,434)     24,246
        Customer prepayments                      4,408      (1,375)
        Other                                    (2,451)        (30)
                                               --------    --------
Net cash provided by operating activities         9,787      26,126

Investing activities:
  Investments and acquisitions, net of
    cash acquired                               (13,994)   (803,525)
  Capital expenditures                          (12,295)     (3,733)
  Purchases of marketable securities                 --        (348)
  Sales of marketable securities                    697       4,812
  Maturities of marketable securities                --       1,103
  Other                                          (1,429)       (781)
                                               --------    --------
Net cash used in investing activities           (27,021)   (802,472)

Financing activities:
  Issuance of senior subordinated notes              --     400,000
  Borrowings under bank credit facilities        25,000     195,300
  Debt issuance costs                                --     (14,157)
  Repayment of note payable and capital
    lease obligations                            (1,473)     (1,668)
  Issuance of common stock                        1,760     131,236
  Contributions from Liberty Media-Netlink           --       7,971
  Distributions to minority interests, net         (335)         --
  Other                                              (3)        128
                                               --------    --------
Net cash provided by financing activities        24,949     718,810
                                               --------    --------

Net increase (decrease) in cash and cash
  equivalents                                     7,715     (57,536)
Cash and cash equivalents at beginning of
  period                                         93,210     155,644
                                               --------    --------
Cash and cash equivalents at end of period     $100,925    $ 98,108
                                               ========    ========

Supplemental disclosures of cash
  flow information:
    Interest paid                              $ 21,189    $  2,301
    Income taxes paid                             2,462       4,246


                        See accompanying notes.

                             TV GUIDE, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             MARCH 31, 2000


1.   Organization and Basis of Presentation

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

     Liberty Media Corporation, a wholly owned subsidiary of AT&T Corp. ("Liberty Media"), and The News Corporation Limited ("News Corp.") each directly or indirectly own approximately 44% of the issued and outstanding common stock of TV Guide representing approximately 98% (approximately 49% each) of the total voting power of TV Guide common stock.

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

     Certain financial statement items for prior periods have been reclassified to conform to the 2000 presentation.

     The condensed consolidated financial statements should be read in conjunction with the historical consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.   Gemstar Merger

     On October 4, 1999, the Company and Gemstar International Group Limited ("Gemstar") announced that they had entered into a definitive merger agreement under which the Company will become a wholly owned subsidiary of Gemstar. Under the merger agreement, the Company's stockholders will receive 0.6573 shares of Gemstar common stock for each share of TV Guide Class A and Class B Common Stock. The exchange ratio is not subject to adjustment. The transaction has been approved by the stockholders of both companies, but has not closed pending regulatory approvals.


3.   Investments and Acquisitions

     TV Guide Transaction

     On March 1, 1999, the Company acquired from a subsidiary of News Corp. the stock of certain corporations (the "TV Guide Transaction") that publish TV Guide magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). A subsidiary of News Corp. received 45,006,824 shares of TV Guide Class A Common Stock, 74,993,176 shares of TV Guide Class B Common Stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired 13,068,216 additional shares of TV Guide Class A Common Stock for approximately $131 million in cash to equalize the TV Guide Class A Common Stock ownership of Liberty Media and its affiliates and News Corp. and its affiliates. The $800 million cash consideration portion of the transaction was funded from existing cash balances, the issuance of $400 million in 8 1/8% senior subordinated notes due 2009, bank borrowings of approximately $185 million drawn under a new bank credit facility and proceeds from the issuance of equity to the subsidiary of News Corp. The TV Guide Transaction was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of the TV Guide magazine businesses from March 1, 1999.

     The purchase price for the TV Guide Transaction was $1.9 billion, consisting of the shares of TV Guide Class A and Class B Common Stock issued to a subsidiary of News Corp. at $9.32 per share, the average market price of the Company's common stock for a few days before and after the agreement on the TV Guide Transaction was reached and announced, $800 million in cash and certain transaction costs. The cost of the acquisition also included approximately $6.4 million of severance and contract termination costs, all of which have been paid. There are no remaining significant preacquisition contingencies. The purchase price was allocated to identifiable tangible and intangible assets and liabilities as follows with the excess of the purchase price over such identifiable assets and liabilities allocated to goodwill (in thousands).

     Assets:
       Current assets                             $  188,161
       Property, plant and equipment                  10,000
       Intangible assets                           2,734,356
       Other assets                                    6,163
                                                  ----------
                                                   2,938,680
     Liabilities:
       Current liabilities                           307,682
       Deferred tax liability                        650,985
       Other long-term liabilities                    57,482
                                                  ----------
     Net purchase price                           $1,922,531
                                                  ==========

     Intangible assets relating to the TV Guide Transaction are comprised of the following amounts and lives (in thousands):

     Acquired subscriber accounts     $  108,800         3 years
     Trademarks and patents           $  390,600     17-40 years
     Publishing rights                $1,265,900        40 years
     Goodwill                         $  969,056        40 years


     Upon closing of the above transactions, the Company's name was changed from United Video Satellite Group, Inc. to TV Guide, Inc.

     The following unaudited pro forma financial information reflects the Company's results of operations for the three months ended March 31, 1999 as though the TV Guide Transaction had been completed as of January 1, 1999 (in thousands, except per share amounts):

       Revenues                                   $  320,699
       Net income                                     14,790
       Net income per share:
         Basic                                          0.05
         Diluted                                        0.05


     Liberty Transaction

     On March 1, 1999, the Company issued to Liberty Media 25,500,000 shares of Class B Common Stock in exchange for all of the outstanding shares of each of three subsidiaries of Liberty Media (the "Liberty Transaction") that together owned approximately 40% of Superstar/ Netlink Group, LLC ("SNG")(bringing the Company's ownership interest in SNG to approximately 80%), a business that provides satellite-transmitted programming services known as the "Denver 6" and a business that sells programming packages to SMATV systems that serve hotels and multi-unit dwellings. These consolidated financial statements give retroactive effect to the Liberty Transaction, which has been accounted for as a combination of entities under common control, similar to a pooling of interests, from January 25, 1996, the date the Company and the Liberty Media businesses were first under common control.

4.   Credit Arrangements

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the cash consideration for the TV Guide Transaction. The 364-day revolving credit facility has been extended to mature February 24, 2001, when borrowings outstanding under the credit facility convert to a four-year term loan. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin was fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of March 31, 2000, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $59.7 million and $300.0 million, respectively.

     The indenture for the notes and the Company's bank credit facilities impose certain operating and financial restrictions on the Company. These restrictions include the designation of certain of the Company's subsidiaries as "restricted" for certain financing and operating matters which may significantly limit the ability of the Company to execute transactions, including the transfer of cash, between subsidiaries in the restricted group and subsidiaries in the unrestricted group. The subsidiaries in the unrestricted group are not subject to certain covenants in the indenture for the notes and may incur indebtedness, grant liens on their assets and sell all or a portion of their assets, among other things, without complying with the restrictions in the indenture.

     As of March 31, 2000, SSDS had a revolving credit facility with a bank that provided for borrowings up to the lesser of 80% of the billed trade accounts receivable outstanding less than 90 days, subject to certain conditions, or $5.0 million. Outstanding borrowings under the credit facility were $3.3 million as of March 31, 2000 and are classified as current liabilities. On April 21, 2000, SSDS sold its client/server and web-based networks integration services division. Proceeds from the sale were used to repay the outstanding borrowings under the revolving credit facility and the facility expired.

5.   Legal Proceedings

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

     On July 24, 1998, Gemstar and StarSight filed an action in the U.S. District Court for the Northern District of California asserting infringement by the Company's TV Guide Networks, Inc. subsidiary (formerly Prevue Networks, Inc.) of the 121 Patent and U.S. Patent No. 4,751,578 (the "578 patent") seeking damages and injunctive relief. The original Complaint did not specify a product accused of infringement. On September 30, 1998, Gemstar and StarSight filed an Amended Complaint adding SuperGuide Corporation ("SuperGuide") as a plaintiff, Tele-Communications, Inc. ("TCI") as a defendant, and specifying TV Guide Interactive as the allegedly infringing product. TCI Communications, Inc. was subsequently substituted for TCI. TV Guide Networks answered the Amended Complaint on October 15, 1998, asserting the defenses of non-infringement, invalidity and estoppel with respect to both the 121 and 578 Patents, and inequitable conduct unenforceability with respect to the 121 Patent. In addition, TV Guide Networks asserted that StarSight had violated the antitrust laws. On August 7, 1998, TV Guide Networks moved to transfer this action to the U.S. District Court for the Northern District of Oklahoma. On February 2, 1999, the California Court granted TV Guide Networks' motion to transfer. On December 23, 1998, Gemstar, StarSight and SuperGuide filed a motion before the Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer for pretrial proceedings this action and four other patent infringement lawsuits Gemstar and its affiliated companies have pending with manufacturers of cable television set-top boxes. In their motion, Gemstar and its affiliates suggested either the Central or Northern District of California as the appropriate venue for pretrial proceedings. TV Guide Networks opposed the motion for consolidation. On April 26, 1999, the JPML denied the motion to transfer the action pending in the Northern District of Oklahoma to another district court for pretrial proceedings. The JPML also ordered that the cases against the manufacturers of cable set-top boxes be transferred to the Northern District of Georgia for pretrial proceedings. On March 22, 1999, the transferred case in the Northern District of Oklahoma was referred to a Magistrate Judge for settlement conference purposes. As discussed above, the Company expects that this litigation will be dismissed in connection with the closing of the merger transaction with Gemstar. In the meantime, this litigation has been administratively terminated pursuant to an order entered by the Court on March 9, 2000. If the transaction with Gemstar does not close, the parties may reopen the proceedings upon a showing of good cause. The parties are required to advise the Court as to the need to maintain the administrative closure by August 24, 2000. If the transaction with Gemstar does not close, there could be no assurance that this litigation will be resolved without material adverse effect on the business prospects of the Company and its subsidiaries and the future financial position or results of operations of the Company and its subsidiaries. The Company has not provided for any potential loss as a result of this litigation.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, the State has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. The Company has provided a reserve of $275,000 for certain matters associated with the State's claim. No provision has been made in the Company's financial statements for the remainder of the State's claim and the Company has not collected from its customers or remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. On March 13, 2000, the Company was awarded complete summary judgment in its favor. On May 5, 2000, the State appealed that judgment to the Illinois Appellate Court, First Judicial District, where the matter is pending. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, a complete reversal of the summary judgment could result in a loss of up to $4.4 million.

     By letter dated March 20, 2000 and in other correspondence and discussions, the broadcast networks and their affiliates have made a demand for damages against the Company for alleged violations of the network service restrictions in the "red zone/green zone" plan that limited the Company's Denver 6 service, and SNG's ability to sell those network television station signals into certain markets. With the passage of the Satellite Home Viewer Improvement Act of 1999 ("SHVIA"), the Company exercised the option of discontinuing the "red zone/green zone" agreement and utilizing the exemption for C-band subscribers to continue distributing distant network signals. The broadcasters have asserted claims for liquidated damages and other damages as a result of the Company's determination not to terminate Denver 6 distant network signal subscribers during the time period from September 1999 through and after the passage of SHVIA up to the notice of termination. The Company and the broadcast networks and affiliates have commenced settlement negotiations. Because these claims are preliminary and discussions are ongoing, the Company cannot reasonably predict whether there will be any damages awarded if the broadcast networks and affiliates commence a proceeding against the Company.

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

     On October 18, 1999, another former employee of ODS filed a complaint against ODS and the Company in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. Discovery in this proceeding is in a preliminary stage and ODS' and the Company's motion to dismiss the lawsuit for subject matter jurisdiction is pending before the Court.

     On May 3, 2000, an antitrust complaint was filed against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc.), and other parties by United Magazine Company, Inc. ("Unimag") and its subsidiaries in the U.S. District Court for the Southern District of New York alleging, among various counts, claims for violation of the Robinson-Patman Act, for conspiracy among the defendants, for breach of an exclusive territory agreement, for breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property, tortious destruction of business, breach of confidential relationship, several antitrust counts, as well as counts relating to Unimag's SMARTS system, predatory pricing, and deceptive trade practices in violation of Ohio law. The complaint seeks $275 million in damages, plus treble and punitive damages, attorneys' fees and costs. Although this lawsuit has just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the action in court.

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

6.   Earnings Per Share

     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):

                               2000                    1999
                       --------------------    --------------------
                                  Per Share               Per Share
                                    Amount                  Amount
                                  ---------               ---------

Net income             $   938                 $ 12,761
                       =======                 ========

Weighted average
  number of shares
  of common stock
  outstanding          304,610      $0.00       215,210     $0.06
                                    =====                   =====

Effect of dilutive
  securities -
  stock options          6,012                    2,890
                       -------                 --------

Weighted average
  number of shares
  of common stock
  and dilutive
  potential common
  shares               310,622      $0.00       218,100     $0.06
                       =======      =====       =======     =====

7.   Segment Information

     Effective January 1, 2000, the Company restructured its businesses into four groups for internal reporting purposes: TV Guide Magazine Group, TV Guide Television Group, TV Guide Interactive Group and United Video Group. The Company has six reportable segments: print program listings guide services (TV Guide Magazine Group); passive program promotion and guide services (TV Guide Television Group); interactive program promotion and guide services (Guidance Products) and interactive sports entertainment services (ODS), which are included in the TV Guide Interactive Group; home satellite dish services (SNG), and satellite distribution of video entertainment services (UVTV), which are included in the United Video Group. Segment information reported in prior years has been reclassified to conform with the current year presentation. TV Guide Magazine Group distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators. TV Guide Television Group markets TV Guide Channel and other passive programming guide and promotion channels and services to cable television systems. TV Guide Interactive Group markets TV Guide Interactive and other interactive programming guide and promotion channels and services to cable television systems and other multi-channel video programming distributors both domestically and internationally and operates TV Guide Online, an Internet-based program listings guide, and ODS, which produces and distributes to programming distributors the TVG Network. United Video Group includes SNG, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market, and UVTV, which markets and distributes to programming distributors certain video and audio services. United Video Group also operates businesses that provide software development and systems integration services and satellite transmission services for private networks and holds certain other investments.

     The Company's reportable segments are strategic business units that offer different products and services. The reportable segments are measured based on EBITDA (operating income before depreciation and amortization) including allocated corporate expenses. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices.

     Segment information as of March 31, 2000 and for each of the three-month periods ended March 31, 2000 and 1999 is as follows:




                                               TV Guide
                         TV                    Interactive TV Guide    United   United   United
                         Guide      TV Guide   Group-      Interactive Video    Video    Video
                         Magazine   Television Guidance    Group-      Group-   Group-   Group-
                         Group      Group      Products    ODS         SNG      UVTV     Other      Eliminations Consolidated


2000

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $  7,662   $  3,222    $    234    $ 87,949 $ 12,032 $   5,927  $        --  $  117,026
  Magazine subscription
   and newsstand sales      101,880       --         --          --          --       --        --           --     101,880
  Advertising sales          51,934   16,441        314          --          --       --        --           --      68,689
  Other                       5,162       --         63          --          --       --     6,276           --      11,501
Intersegment revenues         1,886       --         --          --          --    6,101        --       (7,987)         --
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------
  Total revenues            160,862   24,103      3,599         234      87,949   18,133    12,203       (7,987)    299,096

Operating expenses,
 excluding
 depreciation
 and amortization           119,151   14,613      9,993      11,865      69,723    8,494    13,684       (7,987)    239,536
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------

Operating income (loss)
 before depreciation
 and amortization        $   41,711 $  9,490   $ (6,394)   $(11,631)   $ 18,226 $  9,639 $  (1,481) $        --      59,560
                         ========== ========   ========    ========    ======== ======== =========  ===========

Depreciation and
 amortization                                                                                                       (35,393)
Interest expense                                                                                                    (13,311)
Other expense, net                                                                                                   (1,312)
                                                                                                                 ----------
Income before income
 taxes and minority
 interest                                                                                                        $    9,544
                                                                                                                 ==========

Capital expenditures     $    2,464 $  8,754   $    413    $    100    $     -- $      1 $     563  $        --  $   12,295
                         ========== ========   ========    ========    ======== ======== =========  ===========  ==========

Segment assets           $2,926,481 $ 62,759   $ 25,938    $ 30,162    $143,153 $ 88,549 $ 124,320  $  (106,456) $3,294,906
                         ========== ========   ========    ========    ======== ======== =========  ===========  ==========

1999

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $  8,133   $  1,430    $    113    $101,144 $ 15,215 $   4,930  $        --  $  130,965
  Magazine subscription
   and newsstand sales       33,572       --         --          --          --       --        --           --      33,572
  Advertising sales          14,258   11,530         84          --          --       --        --           --      25,872
  Other                       1,527       --         31          --          --       --     9,875           --      11,433
Intersegment revenues            --       --         --          --          --    6,561        --       (6,561)         --
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------
  Total revenues             49,357   19,663      1,545         113     101,144   21,776    14,805       (6,561)    201,842

Operating expenses,
 excluding
 depreciation
 and amortization            34,631   10,912      7,418       2,701      81,452   10,018    14,190       (6,561)    154,761
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------

Operating income (loss)
 before depreciation
 and amortization        $   14,726 $  8,751   $ (5,873)   $ (2,588)   $ 19,692 $ 11,758 $     615  $        --      47,081
                         ========== ========   ========    ========    ======== ======== =========  ===========

Depreciation and
 amortization                                                                                                       (15,078)
Interest expense                                                                                                     (6,035)
Other income, net                                                                                                       307
                                                                                                                 ----------
Income before income
 taxes and minority
 interest                                                                                                        $   26,275
                                                                                                                 ==========

Capital expenditures     $      573 $    881   $    611    $    147    $    384 $     36 $   1,101  $        --  $    3,733
                         ========== ========   ========    ========    ======== ======== =========  ===========  ==========




     Revenue from other non-reportable operating segments primarily includes revenue derived from system integration and software development services and from satellite transmission services. Eliminations include inter-segment revenues and expenses and inter-segment payables and receivables.

8.   Comprehensive Income

     Comprehensive income comprises net income plus unrealized holding gains and losses on available-for-sale securities, net of related tax effects. Comprehensive income (loss) for the three months ended March 31, 2000 and 1999 is $(2.5) million and $12.8 million, respectively.


9.   Supplemental Guarantor Information

     In connection with the TV Guide Transaction, the Company issued $400 million in aggregate principal amount of its senior subordinated notes due 2009, which are not redeemable until 2004. A group of the Company's subsidiaries (the "Guarantors") guarantee the senior subordinated indebtedness. Supplemental condensed combining financial information of the Company, the Guarantors and the remainder of the Company's consolidated group (the "Non-Guarantors") is presented below.

     Investments in the Non-Guarantors by their parent companies that are part of TV Guide and the Guarantors are presented under the equity method of accounting in the combining financial information. The principal elimination entries eliminate intercompany sales and purchases of video products, intercompany interest income and expense, equity in earnings of subsidiaries and investments in and amounts due to and from subsidiaries.

     Because of the factual basis underlying the obligations created pursuant to a senior secured credit facility and other obligations that may constitute senior indebtedness of the Guarantors of the senior subordinated notes, it is not possible to predict how a court in bankruptcy would accord priorities among the obligations of the Company and its subsidiaries.



          SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                       As of March 31, 2000
                           (In thousands)


                           The         Guarantor     Non-Guarantor
                           Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


ASSETS
Current assets:
  Cash and cash
    equivalents            $       --  $   14,203    $ 86,722      $        --   $  100,925
  Marketable securities,
    at fair value                  --      15,006          --               --       15,006
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                       --     246,262      28,425               --      274,687
  Accounts and notes
    receivable from
    affiliates                     --     105,092          37         (105,129)          --
  Other current assets             --      27,955       7,026               --       34,981
                           ----------  ----------    --------      -----------   ----------
     Total current
       assets                      --     408,518     122,210         (105,129)     425,599

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization                     --      66,112      14,639               --       80,751
Intangible assets, net
  of accumulated
  amortization                     --   2,645,982      85,249               --    2,731,231
Investment in
  subsidiaries, at
  equity                    2,149,030          --          --       (2,149,030)          --
Other assets                   13,063      43,537         725               --       57,325
                           ----------  ----------    --------      -----------   ----------
Total assets               $2,162,093  $3,164,149    $222,823      $(2,254,159)  $3,294,906
                           ==========  ==========    ========      ===========   ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable         $       --  $   58,536    $  2,227      $        --   $   60,763
  Accounts and notes
    payable to
    affiliates                 40,947          13      64,169         (105,129)          --
  Accrued liabilities           3,388      64,883      31,852               --      100,123
  Note payable and
    current portion
    of capital lease
    obligations                    --       4,087       3,253               --        7,340
  Customer prepayments
    and deferred
    subscription revenue           --     190,640     103,495               --      294,135
                           ----------  ----------    --------      -----------   ----------
      Total current
        liabilities            44,335     318,159     204,996         (105,129)     462,361

Deferred tax liability
  and other long-term
  liabilities                      --     687,377      13,391               --      700,768
Capital lease
  obligations and
  long-term debt              640,300     648,241          --         (640,300)     648,241
Minority interest                  --          --       4,164            1,914        6,078
Stockholders' equity:
  Common stock                  3,048      37,222         211          (37,433)       3,048
  Other stockholders'
    equity                  1,474,410   1,473,150          61       (1,473,211)   1,474,410
                           ----------  ----------    --------      -----------   ----------
      Total stock-
        holders' equity     1,477,458   1,510,372         272       (1,510,644)   1,477,458
                           ----------  ----------    --------      -----------   ----------
Total liabilities and
  stockholders' equity     $2,162,093  $3,164,149    $222,823      $(2,254,159)  $3,294,906
                           ==========  ==========    ========      ===========   ==========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 2000
                            (In thousands)


                           The         Guarantor     Non-Guarantor
                           Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


Revenues:
  Satellite delivered
    programming services   $     --    $ 26,296      $ 96,831      $  (6,101)    $  117,026
  Magazine subscription
    and newsstand sales          --     103,766            --         (1,886)       101,880
  Advertising sales              --      68,689            --             --         68,689
  Other                          --       5,225         6,276             --         11,501
                           --------    --------      --------      ---------     ----------
                                 --     203,976       103,107         (7,987)       299,096

Operating expenses:
  Programming, printing,
    distribution and
    delivery                     --      99,644        66,048         (7,987)       157,705
  Selling, general and
    administrative               --      48,293        33,538             --         81,831
  Depreciation and
    amortization                 --      30,298         5,095             --         35,393
                           --------    --------      --------      ---------     ----------
                                 --     178,235       104,681         (7,987)       274,929
                           --------    --------      --------      ---------     ----------
Operating income                 --      25,741        (1,574)            --         24,167
Interest expense            (12,999)    (13,215)          (96)        12,999        (13,311)
Other income (expense),
  net                        13,937      (1,404)           92        (13,937)        (1,312)
                           --------    --------      --------      ---------     ----------
Income before income
  taxes and minority
  interest                      938      11,122        (1,578)          (938)         9,544
Provision for income
  taxes                          --      (2,365)       (3,792)            --         (6,157)
Minority interest in
  earnings                       --          --        (3,543)         1,094         (2,449)
                           --------    --------      --------      ---------     ----------
Net income                 $    938    $  8,757      $ (8,913)     $     156     $      938
                           ========    ========      ========      =========     ==========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                  THREE MONTHS ENDED MARCH 31, 1999
                            (In thousands)


                           The         Guarantor     Non-Guarantor
                           Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


Revenues:
  Satellite delivered
    programming services   $     --    $ 31,003      $106,523      $  (6,561)    $130,965
  Magazine subscription
    and newsstand sales          --      33,572            --             --       33,572
  Advertising sales              --      23,618         2,254             --       25,872
  Other                          --       1,558         9,875             --       11,433
                           --------    --------      --------      ---------     --------
                                 --      89,751       118,652         (6,561)     201,842

Operating expenses:
  Programming, printing,
    distribution and
    delivery                     --      35,810        73,855         (6,561)     103,104
  Selling, general and
    administrative               --      25,291        26,366             --       51,657
  Depreciation and
    amortization                 --      10,342         4,736             --       15,078
                           --------    --------      --------      ---------     --------
                                 --      71,443       104,957         (6,561)     169,839
                           --------    --------      --------      ---------     --------
Operating income                 --      18,308        13,695             --       32,003
Interest expense             (5,731)     (6,014)          (21)         5,731       (6,035)
Other income (expense),
  net                        18,492         180           127        (18,492)         307
                           --------    --------      --------      ---------     --------
Income before income
  taxes and minority
  interest                   12,761      12,474        13,801        (12,761)      26,275
Provision for income
  taxes                          --      (3,975)       (5,803)            --       (9,778)
Minority interest in
  earnings                       --          --        (3,936)           200       (3,736)
                           --------    --------      --------      ---------     --------
Net income                 $ 12,761    $  8,499      $  4,062      $ (12,561)    $ 12,761
                           ========    ========      ========      =========     ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 2000
                            (In thousands)


                            The        Guarantor    Non-Guarantor
                            Company    Subsidiaries Subsidiaries  Eliminations Consolidated


Net cash provided
  by operating
  activities                $      --  $  8,953     $    834      $     --     $   9,787

Investing activities:
  Investments and
    acquisitions, net
    of cash acquired               --   (13,994)          --            --       (13,994)
  Capital expenditures             --   (10,567)      (1,728)           --       (12,295)
  Sales and maturities
    of marketable
    securities                     --       697           --            --           697
  Other                            --    (1,429)          --            --        (1,429)
                            ---------  --------     --------      --------     ---------
Net cash used in
  investing activities             --   (25,293)      (1,728)           --       (27,021)

Financing activities:
  Borrowings under
    bank credit
    facilities                 25,000        --           --            --        25,000
  Repayment of note
    payable and capital
    lease obligations              --      (978)        (495)           --        (1,473)
  Common stock
    transactions, net           1,760        --           --            --         1,760
  Distributions to
    minority interests,
    net                            --        --         (335)           --          (335)
  Intercompany
    transfers                 (26,760)   21,662        5,098            --            --
  Other                            --        --           (3)           --            (3)
                            ---------  --------     --------      --------     ---------
Net cash provided by
  financing activities             --    20,684        4,265            --        24,949
                            ---------  --------     --------      --------     ---------
Net increase in cash
  and cash equivalents             --     4,344        3,371            --         7,715
Cash and cash
  equivalents at
  beginning of
  period                           --     9,859       83,351            --        93,210
                            ---------  --------     --------      --------     ---------
Cash and cash
  equivalents at
  end of period             $      --  $ 14,203     $ 86,722      $     --     $ 100,925
                            =========  ========     ========      ========     =========




        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1999
                            (In thousands)


                           The        Guarantor    Non-Guarantor
                           Company    Subsidiaries Subsidiaries  Eliminations Consolidated


Net cash provided
  by (used in)
  operating activities     $      --  $(14,500)    $ 40,626      $     --     $  26,126

Investing activities:
  Investments and
    acquisitions, net
    of cash acquired        (806,151)   (3,801)         276         6,151      (803,525)
  Capital expenditures            --    (2,457)      (1,279)            3        (3,733)
  Purchases of market-
    able securities               --      (348)          --            --          (348)
  Sales and maturities
    of marketable
    securities                    --     5,915           --            --         5,915
  Other                           --      (239)        (523)          (19)         (781)
                           ---------  --------     --------      --------     ---------
Net cash provided by
  (used in) investing
  activities                (806,151)     (930)      (1,526)        6,135      (802,472)

Financing activities:
  Issuance of senior
    subordinated notes       400,000        --           --            --       400,000
  Borrowings under
    bank credit
    facilities               195,300        --           --            --       195,300
  Debt issuance costs        (14,157)       --           --            --       (14,157)
  Repayment of note
    payable and capital
    lease obligations             --      (913)        (771)           16        (1,668)
  Common stock
    transactions, net        131,236        --        6,151        (6,151)      131,236
  Contributions from
    Liberty Media-
    Netlink                       --     6,476        1,495            --         7,971
  Intercompany
    transfers                 93,772   (81,492)     (12,280)           --            --
  Other                           --        --          128            --           128
                           ---------  --------     --------      --------     ---------
Net cash provided by
  (used in) financing
  activities                 806,151   (75,929)      (5,277)       (6,135)      718,810
                           ---------  --------     --------      --------     ---------
Net increase (decrease)
  in cash and cash
  equivalents                     --   (91,359)      33,823            --       (57,536)
Cash and cash
  equivalents at
  beginning of
  period                          --   104,148       51,496            --       155,644
                           ---------  --------     --------      --------     ---------
Cash and cash
  equivalents at
  end of period            $      --  $ 12,789     $ 85,319      $     --     $  98,108
                           =========  ========     ========      ========     =========




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company categorizes its businesses into four groups: TV Guide Magazine Group, which distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators; TV Guide Television Group, which markets passive programming guide and promotion channels and services to cable television systems; TV Guide Interactive Group, which markets interactive program promotion and guide services (Guidance Products) and interactive sports entertainment services (ODS) to cable television systems and other multi-channel video programming distributors; and United Video Group, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market (SNG), markets and distributes to programming distributors certain video and audio services (UVTV), provides software development and system integration services and satellite transmission services for private networks and holds certain other investments. The following table sets forth certain unaudited financial information for the Company and the businesses operated by it during the three months ended March 31, 2000 and 1999. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                                Consolidated       Guarantor Group (4)
                                ------------       ------------------
                                    Three Months Ended March 31,
                              ---------------------------------------
                              2000       1999 (1)  2000       1999 (1)
                              ------------------   ------------------
                              Amount     Amount    Amount     Amount
                              ------     ------    ------     ------
                                           (In thousands)
Revenues:
  TV Guide Magazine
    Group                    $160,862   $ 49,357    $160,862  $ 49,357
  TV Guide Television
    Group                      24,103     19,663      22,004    17,409
  TV Guide Interactive
    Group:
      Guidance Products         3,599      1,545       2,977     1,209
      ODS                         234        113          --        --
                             --------   --------     -------   -------
                                3,833      1,658       2,977     1,209
  United Video Group:
    SNG                        87,949    101,144          --        --
    UVTV                       18,133     21,776      18,133    21,776
    Other                      12,203     14,805          --        --
                             --------   --------    --------  --------
                              118,285    137,725      18,133    21,776
  Eliminations                 (7,987)    (6,561)         --        --
                             --------   --------    --------  --------
    Total                    $299,096   $201,842    $203,976  $ 89,751
                             ========   ========    ========  ========

Operating income (loss):
  TV Guide Magazine
    Group                    $ 15,111   $  7,188    $ 15,111  $  7,188
  TV Guide Television
    Group                       7,160      7,053       9,411     7,319
  TV Guide Interactive
    Group:
      Guidance Products        (7,573)    (6,931)     (7,635)   (6,742)
      ODS                     (12,297)    (3,222)         --        --
                             --------    -------     -------   -------
                              (19,870)   (10,153)     (7,635)   (6,742)
  United Video Group:
    SNG                        15,548     17,464          --        --
    UVTV                        8,854     11,124       8,854    11,124
    Other                      (2,636)      (673)         --      (581)
                             --------   --------    --------  --------
                               21,766     27,915       8,854    10,543
                             --------   --------    --------  --------
    Total                    $ 24,167   $ 32,003    $ 25,741  $ 18,308
                             ========   ========    ========  ========

Consolidated depreciation
  and amortization           $ 35,393   $ 15,078    $ 30,298  $ 10,342
Consolidated capital
  expenditures                 12,295      3,733      10,567     2,457
Net cash provided by
  (used in):
    Operating activities        9,787     26,126       8,953   (14,500)
    Investing activities      (27,021)  (802,472)    (25,293) (807,081)
    Financing activities       24,949    718,810      20,684   730,222

Other data:
 EBITDA (2)                  $ 59,560   $ 47,081    $ 56,039  $ 28,650
 Ratio of earnings to
   fixed charges (3)             1.60       4.47        1.76      2.81

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

(2) EBITDA means operating income before depreciation and amortization. EBITDA is presented supplementally as the Company believes it is a widely used financial indicator of a leveraged company's ability to service and incur indebtedness.
     The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and others associated with the media and entertainment industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(3) For the ratio of earnings to fixed charges calculations, earnings available for fixed charges consists of earnings before income taxes and minority interests in earnings of consolidated subsidiaries plus fixed charges. Fixed charges consist of interest on debt and that portion of rental expense the Company believes to be representative of interest.

(4) Represents the combined results of the Company and its restricted subsidiaries that guarantee the 8 1/8% senior subordinated notes. The Company has one partially owned domestic subsidiary and one partially owned foreign subsidiary that are restricted subsidiaries under the indenture but are not guarantors of the notes. For purposes of the calculation of the ratio of earnings to fixed charges, equity in earnings and losses of the Company's subsidiaries which do not guarantee the 8 1/8% senior subordinated notes have been excluded.

Results of Operations

Consolidated

     Revenues for the three months ended March 31, 2000 were $299.1 million, an increase of $97.3 million, or 48%, over the same period in 1999. The increase in revenues for the quarter was primarily due to $111.5 million of additional revenues attributable to TV Guide magazine, which was acquired by the Company on March 1, 1999, and increased service fee and advertising revenues for TV Guide Interactive and TV Guide Channel, respectively, partially offset by a $13.2 million decrease in subscriber revenues earned by SNG and other revenue declines.

     Operating expenses, excluding depreciation and amortization, were $239.5 million for the three months ended March 31, 2000, an increase of $84.8 million, or 55%, when compared to the same period in 1999. Operating expenses, excluding depreciation and amortization, increased primarily due to increased operating costs of $84.5 million attributable to TV Guide magazine, coupled with increased costs associated with development of the various TV Guide Interactive guidance products and the TVG Network, partially offset by lower costs to operate SNG.

     Depreciation and amortization during the first quarter of 2000 was $35.4 million, an increase of $20.3 million, or 135%, over the same period in 1999. The increase in depreciation and amortization in 2000 was primarily a result of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide magazine coupled with the acquisition of equipment to support the various TV Guide Television Group and TV Guide Interactive Group products.

     Interest expense during the first quarter of 2000 was $13.3 million, an increase of $7.3 million over the same period in 1999. The increase in interest expense was attributable to increased debt levels resulting primarily from the issuance of $400 million of senior subordinated notes and $185 million of bank debt to fund a portion of the TV Guide Transaction on March 1, 1999.

     Other income (expense) for the quarter ended March 31, 2000 totaled $(1.3) million compared to $307,000 for the same period in 1999. Included in other expense in 2000 were $3.1 million of expenses associated with the pending merger transaction with Gemstar.

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 93% for the three-month period ended March 31, 2000 compared to 43% for the same period in 1999. The increase in the effective rate was due to the increase in non-deductible goodwill amortization as a result of the TV Guide acquisition.

     Minority interest in earnings for the quarter ended March 31, 2000 of $2.4 million represents that portion of earnings attributable to the minority ownership in SNG, SSDS, Infomedia S.A. and Sneak Prevue LLC.

TV Guide Magazine Group

     The following table sets forth certain financial information for TV Guide Magazine Group for the three months ended March 31, 2000 and 1999:

                                        Three Months Ended March 31,
                                           2000              1999
                                           ----              ----
                                               (In thousands)

     Revenues                            $160,862          $168,214
     Operating expenses                   119,151           125,542
     Depreciation                           1,707             1,812
                                         --------          --------
     Operating income before
       amortization                      $ 40,004          $ 40,860
                                         ========          ========

     Operating margin percentage
       (before amortization)                  25%               24%


     The results of operations of TV Guide Magazine Group have been consolidated with the results of operations of the Company for reporting purposes subsequent to March 1, 1999, the date the Company acquired TV Guide magazine. The above table and following discussion are based on financial information of TV Guide Magazine Group, both prior to and subsequent to its March 1, 1999 acquisition date and do not include the amortization of intangible assets resulting from the acquisition or that was reflected in its historical financial statements.

     TV Guide Magazine Group's revenues for the first three months of 2000 were $160.9 million, a decrease of $7.4 million, or 4%, from the same period in 1999. The decrease in revenues during the first quarter of 2000 was primarily due to a $3.6 million reduction in newsstand sales coupled with a $1.5 million reduction in advertising revenue as a result of the rate base reduction during 1999. Paid subscription circulation for the magazine during the quarter ended March 31, 2000 was 9.1 million per week, a decrease of 487,000 copies, or 5%, from the same quarter in the prior year. Newsstand sales for the magazine averaged 1.8 million copies per week during the quarter ended March 31, 2000 compared to 2.3 million for the same quarter in the prior year.

     Operating expenses, excluding depreciation and amortization, for the first three months of 2000 were $119.2 million, a decrease of $6.4 million, or 5%, from the same period in 1999. The decrease in operating expenses during the first quarter of 2000 was primarily due to savings in manufacturing and distribution expenses resulting from the reduction in the rate base during 1999.

     Depreciation in the first quarter of 2000 was $1.7 million, relatively unchanged compared to the same period in 1999.

TV Guide Television Group

     The following table sets forth certain financial information for the TV Guide Television Group for the three months ended March 31, 2000 and 1999:

                                        Three Months Ended March 31,
                                          2000               1999
                                          ----               ----
                                               (In thousands)

     Revenues                           $24,103            $19,663
     Operating expenses                  14,613             10,912
     Depreciation and amortization        2,330              1,698
                                        -------            -------
     Operating income                   $ 7,160            $ 7,053
                                        =======            =======

     Operating margin percentage            30%                36%


     TV Guide Television Group's revenues for the three months ended March 31, 2000 were $24.1 million, an increase of $4.4 million, or 23%, over the same period in 1999. The increase in revenues was largely attributable to advertising revenues, which grew $4.9 million, or 43%, over the first quarter of 1999 due to higher rates and increased infomercial time, partially offset by a $339,000 reduction in TV Guide Channel service fee revenue. Domestically, TV Guide Channel subscriber counts increased by 309,000, or 1%, to 50.3 million as of March 31, 2000 compared to those as of March 31, 1999. Sneak Prevue subscribers decreased by 794,000, or 2%, to 33.5 million during the same period.

     Operating expenses, excluding depreciation and amortization, increased $3.7 million, or 34%, during the first quarter of 2000 when compared to the same period in 1999. The increase in operating expenses was due primarily to additional employees added to accommodate the TV Guide Television Group's growth and product development and enhancements coupled with an increase of $1.2 million of programming costs incurred for new and expanded programming segments. These amounts were offset in part by a decrease in marketing costs of $1.6 million as a result of costs incurred to advertise and launch the rebranded TV Guide Channel in the first quarter of 1999, which were not incurred in the first quarter of 2000.

     Depreciation and amortization during the first quarter of 2000 was $2.3 million, an increase of $632,000, or 37%, over the same period in 1999. The increase in depreciation and amortization was a result of the acquisition of additional customer control units and video production equipment necessary to support the various TV Guide
Television Group products.

TV Guide Interactive Group

Guidance Products

     Revenues for the three months ended March 31, 2000 were $3.6 million, an increase of $2.1 million, or 133%, when compared to the same period in 1999. The increase in revenue was due to increased service fee revenue attributable to TV Guide Interactive of $1.4 million, or 233%, an increase in service fee revenue earned internationally by TV Guide Worldwide of $393,000, or 47%, and an increase in advertising revenue of $230,000, or 303%, for TV Guide Online.

     Operating expenses, before depreciation and amortization, for the first quarter of 2000 were $10.0 million, an increase of $2.6 million, or 35%, from the first quarter of 1999. The increase in operating expenses was due primarily to additional employees added to accommodate the growth in TV Guide Interactive, TV Guide Online and TV Guide Worldwide, partially offset by a decrease in marketing costs of $870,000 as a result of costs incurred to advertise and launch these products under the TV Guide brand in the first quarter of 1999, which were not incurred in the first quarter of 2000.

     Depreciation and amortization for the first quarter of 2000 was $1.2 million, relatively unchanged from $1.1 million for the first quarter of 1999.

ODS Technologies, L.P.

     ODS Technologies, L.P. produces, markets and distributes TVG
Network, a network focused on the horse racing industry. TVG Network was launched in July 1999.

     Revenues for the three months ended March 31, 2000 were $234,000, an increase of $121,000, or 107%, when compared to the same period in 1999. Revenues for both periods reflect the early stages of development of the TVG Network.

     Operating expenses, before depreciation and amortization, were $11.9 million in the first quarter of 2000, an increase of $9.2 million, or 339%, compared to the same period in 1999. The increase in operating expenses during 2000 reflects the additional costs associated with operating the network that were not incurred during the first quarter of 1999.

     Depreciation and amortization of $648,000 in the first quarter of 2000 was composed primarily of amortization of intangible assets recorded as part of the 1998 acquisition of the controlling interest in ODS.

United Video Group

Superstar/Netlink Group, LLC

     The following table sets forth certain financial information for SNG for the three months ended March 31, 2000 and 1999:


                                         Three Months Ended March 31,
                                           2000               1999
                                           ----               ----
                                                (In thousands)

     Revenues                            $87,949           $101,144
     Operating expenses                   69,723             81,452
     Depreciation and amortization         2,678              2,228
                                         -------           --------
     Operating income                    $15,548           $ 17,464
                                         =======           ========

     Operating margin percentage             18%                17%


     Revenues generated by SNG for the three months ended March 31, 2000 were $87.9 million, a decrease of $13.2 million, or 13%, compared to the same period in 1999. Revenue decreased for the three month period primarily due to a decline in subscribers. Retail subscribers purchasing programming from SNG as of March 31, 2000 totaled approximately 857,000, a decrease of 95,000, or 10%, during the quarter and a decrease of 246,000, or 22%, during the prior twelve months. During the quarter ended March 31, 2000, the C-band industry declined 5%, decreasing by 87,000 subscribers, and for the twelve month period ended March 31, 2000, the industry decreased by 276,000 subscribers, or 15%. SNG's subscriber decline results from both the general decline in the industry and the impacts from conversion of subscribers to direct broadcast satellite programming under the Company's marketing alliance agreement with Echostar Satellite Corporation and is expected to continue.

     Operating expenses, excluding depreciation and amortization, were $69.7 million in the first quarter of 2000, a decrease of $11.7 million, or 14%, compared to the same period in 1999. The decrease in operating expenses in the first quarter of 2000 as compared to the previous year's results was due primarily to an overall reduction of expenses related to the general subscriber decline and programming fees associated with those subscribers.

     Depreciation and amortization for the first three months of 2000 was $2.7 million, an increase of $450,000, or 20%, compared to the same period in 1999. The increase was primarily due to a change in the remaining estimated life of certain intangible assets associated with the C-band business.

UVTV

     The following table sets forth certain financial information for UVTV for the three months ended March 31, 2000 and 1999:

                                         Three Months Ended March 31,
                                           2000               1999
                                           ----               ----
                                                (In thousands)

     Revenues                            $18,133            $21,776
     Operating expenses                    8,494             10,018
     Depreciation and amortization           785                634
                                         -------            -------
     Operating income                    $ 8,854            $11,124
                                         =======            =======

     Operating margin percentage             49%                51%


     UVTV's revenues for the first three months of 2000 were $18.1 million, a decrease of $3.6 million, or 17%, when compared to the same period in 1999. The decrease in revenue was primarily attributable to the continued decline in C-band customers coupled with decreased cable rates for superstations resulting from the continued consolidation of the cable industry partially offset by an increase in direct broadcast satellite customers. As of March 31, 2000, UVTV/WGN subscribers were
47.6 million, an increase of 1.4 million, or 3%, from March 1999.

     Operating expenses, excluding depreciation and amortization, were $8.5 million, a decrease of $1.5 million, or 15%, when compared to the same period in 1999. The decrease in operating expenses is primarily the result of decreased copyright expense associated with both lower copyright rates and the decline in the C-band industry.

     Depreciation and amortization in the first quarter of 2000 was $785,000 relatively unchanged compared to the same period in 1999.

Other

     The remaining operations of the United Video Group consist primarily of those of SSDS, TV Guide Enterprise Solutions ("TVGES") and SpaceCom Systems.

     Revenues for this group of businesses in the first quarter of 2000 were $12.2 million, a decrease of $2.6 million, or 18%, compared to the first quarter of 1999. The decrease in revenues was primarily attributable to a decrease in systems integration services revenue at SSDS.

     Operating expenses, excluding depreciation and amortization, decreased by $506,000, or 4%, during the first quarter of 2000 to $13.7 million from the same period in 1999. The decrease in operating expenses was primarily attributable to the decrease in SSDS revenue noted above.

     On February 28, 2000, SSDS entered into an agreement to sell its client/server and web-based networks integration services division and on April 21, 2000, the transaction was consummated. No gain or loss was recognized in 2000 as a result of the sale.

Liquidity and Capital Resources

     For the three months ended March 31, 2000, net cash flows from operating activities were $9.8 million. This cash flow, plus existing cash resources and borrowings of $25.0 million under revolving bank credit facilities were used to fund the Company's investments of $14.0 million, capital expenditures of $12.3 million and net reduction in the Company's note payable and capitalized lease obligations of $1.5 million.

     At March 31, 2000, the Company's cash, cash equivalents and marketable securities aggregated $115.9 million, an increase of $2.0 million from that as of December 31, 1999. The above total includes $83.4 million of cash and cash equivalents held by SNG, in which the Company had an approximate 80% ownership interest. As of March 31, 2000, $15.0 million of such securities were equity securities and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits exposure to interest rate fluctuations for periods in excess of 18 months.

     On March 1, 1999, the Company acquired from Liberty Media the stock of three of its subsidiaries that indirectly owned approximately 40% of SNG (bringing the Company's ownership interest in SNG to approximately 80%) and Liberty Media's Netlink Wholesale Division, which includes a business that provides the Denver 6 services and a separate business that sells programming packages to satellite master antenna television systems serving hotels and multi-unit dwellings in exchange for 25,500,000 shares of TV Guide Class B Common Stock (the "Liberty Transaction").

     Also on March 1, 1999, immediately after closing the Liberty Transaction, the Company acquired from a subsidiary of News Corp. the stock of certain corporations (the "TV Guide Transaction") that publish TV Guide Magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). The subsidiary of News Corp. received 45,006,824 shares of TV Guide Class A Common Stock, 74,993,176 shares of TV Guide Class B Common Stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired 13,068,216 additional shares of TV Guide Class A Common Stock for approximately $131 million in cash to equalize the TVG Class A Common Stock ownership of Liberty Media and its affiliates and News Corp. and its affiliates.

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the TV Guide Transaction cash consideration. The 364-day revolving credit facility has been extended to mature February 24, 2001, when borrowings outstanding under the facility convert to a four-year term loan, and to allow for the merger transaction with Gemstar International Group Limited ("Gemstar") (See "Current Developments"). Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin was fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of March 31, 2000, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $60 million and $300 million, respectively.

     The Company believes that, based on its current level of operations, cash and cash equivalents, marketable securities and cash generated from operations, together with expected availability under the bank credit facilities, subject to the covenants therein, will be sufficient to enable the Company to service indebtedness, make capital expenditures and meet operating costs and expenses for the foreseeable future. If and when appropriate, the Company or its affiliates may elect to incur additional indebtedness or to raise equity in the public or private markets; however, there can be no assurances that the Company will be able to do so.

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

     As of March 31, 2000, the Company had approximately $655.6 million of long-term debt (including current portions) and unused borrowing capacity under bank credit facilities of approximately $359.7 million (subject to customary borrowing conditions). In addition, subject to restrictions contained in the bank credit facilities and the indenture governing the notes, the Company may borrow more money for working capital, capital expenditures, acquisitions and other purposes. The Company's significant indebtedness could have important consequences. For example, the Company's ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes may be limited; a large portion of the cash flow of the Company's subsidiaries must be dedicated to the payment of interest on debt and will not be available for financing operations and other business activities; the level of debt and the covenants governing such debt could limit the Company's flexibility in planning for, or reacting to, changes in the Company's business because certain financing options may be limited or prohibited; the Company's degree of leverage may be more than that of competitors, which may place the Company at a competitive disadvantage; and the Company's level of debt may make the Company more vulnerable in the event of a downturn in the Company's business or the economy in general.

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

     As of March 31, 2000, SSDS had a revolving credit facility with a bank that provided for borrowings up to the lesser of 80% of billed trade receivables of SSDS outstanding less than 90 days, subject to certain conditions, or $5.0 million. Outstanding borrowings under the credit facility as of March 31, 2000 were $3.3 million. On April 21, 2000, SSDS sold its client/server and web-based network integration services division. Proceeds from the sale were used to repay the outstanding borrowings under the revolving credit facility and the facility expired.

     The Company collects in advance a majority of its TV Guide magazine subscription fees, SNG subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. As of March 31, 2000, the unearned portion of all prepayments (including non current portion) totaled $356.8 million, of which approximately $249.5 million, or 70%, was attributable to TV Guide magazine and approximately $101.4 million, or 28%, was attributable to SNG. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service in 1992, the Company was obligated for net minimum lease payments aggregating $12.0 million as of March 31, 2000, a reduction of $978,000, or 8%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $4.1 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $3.9 million in operating expenses, net of sublease revenue, during the three months ended March 31, 2000.

     Capital expenditures during the three months ended March 31, 2000 of $12.3 million were principally attributable to the purchase of control units provided to TV Guide Channel's cable television customers, data processing equipment and systems and furniture, fixtures and facilities used by the Company.

     At the discretion of its management committee and in keeping with certain Company debt covenants, SNG makes periodic cash distributions to its members. During the quarter ended March 31, 2000, cash distributions to minority interests in SNG aggregated $1.8 million.

Current Developments

     On March 17, 2000, the stockholders of TV Guide and Gemstar voted to approve and adopt the Agreement and Plan of Merger, dated as of October 4, 1999, as amended, among Gemstar, G Acquisition Subsidiary Corp., a wholly owned subsidiary of Gemstar, and TV Guide. Adoption of the merger agreement constituted approval of the merger and the other transactions contemplated by the merger agreement. As a result of the merger, TV Guide will become a wholly owned subsidiary of Gemstar, and TV Guide stockholders will receive 0.6573 of a share of Gemstar common stock for each share of TV Guide common stock outstanding at the time of the merger. TV Guide stockholders will own approximately 49.2% and Gemstar stockholders will own approximately 50.8% of the outstanding Gemstar common stock after the merger, based on the number of shares of TV Guide common stock and Gemstar common stock outstanding on January 25, 2000. On a fully diluted basis (assuming the exercise of all vested and unvested options), TV Guide stockholders will own approximately 44.6% and Gemstar stockholders will own approximately 55.4% of the combined company's common stock after the merger, based on the number of shares of TV Guide common stock and Gemstar common stock and options to purchase such shares (both vested and unvested) outstanding on January 25, 2000. Completion of the merger transaction is subject to regulatory approval.

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

Cautionary Statement

     This report contains certain "forward-looking statements" within the meaning of federal securities laws about the Company's financial condition, results of operations and business. Such forward-looking statements may include, among other things, statements concerning: the pending merger of the Company into a subsidiary of Gemstar, future acquisitions, changes in net revenues from the Company's businesses, the impact of governmental regulations, competitive conditions in industries in which the Company does business, liquidity and future capital expenditures, the outcome of certain litigation, alternative sources of supplies and services needed by the Company and developments in the Company's interactive guide businesses. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the Company in those statements. The important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

  --   required regulatory approvals to complete certain transactions.
  --   continued declines in circulation and operating profits for TV
         Guide Magazine,
  --   continued declines in the C-band market and operating profits for SNG,
  --   changes in the regulation of the cable television and/or
         satellite industries adverse to the Company's services,
  --   loss of the cable and/or satellite compulsory licenses provided by federal law,
  --   the willingness of cable and satellite television systems to acquire and install new equipment that will allow the Company to effectively market its interactive technology,
  --   increased price and service competition within the industry,
  --   the Company's ability to keep pace with technological
         developments to protect the Company's intellectual property rights, and defend against claims by others asserting infringement of their intellectual property rights,
  --   a reduction in demand for advertising and competition from other media companies for audience and advertising revenues,
  --   changes in paper prices or postal rates, and
  --   adequacy of capital resources to allow the Company to execute its business plans.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million 364-day revolving credit facility, which were entered into in conjunction with the TV Guide Transaction. Borrowings under the 364-day revolving credit facility convert to a four-year term loan at maturity, which has been extended to February 24, 2001. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and cash flow are affected by interest rate fluctuations. At March 31, 2000, the Company had $240 million outstanding under the six-year revolving credit facility and no borrowings outstanding under the 364-day revolving credit facility. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $2.4 million in interest expense and a corresponding decrease or increase of $2.4 million in the Company's cash flow.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 5, 2000, the State of Illinois filed to appeal to the Illinois Appellate Court, First Judicial District, the decision of the Cook County Chancery Court awarding on March 13, 2000, as described in
Note 5 to the financial statements included herein, complete summary judgment in favor of the Company.

     On May 3, 2000, an antitrust complaint was filed against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc.), and other parties by United Magazine Company, Inc. ("Unimag") and its subsidiaries in the U.S. District Court for the Southern District of New York alleging, among various counts, claims for violation of the Robinson-Patman Act, for conspiracy among the defendants, for breach of an exclusive territory agreement, for breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property, tortious destruction of business, breach of confidential relationship, several antitrust counts, as well as counts relating to Unimag's SMARTS system, predatory pricing, and deceptive trade practices in violation of Ohio law. The complaint seeks $275 million in damages, plus treble and punitive damages, attorneys' fees and costs. Although this lawsuit has just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the action in court.

ITEM 2.   CHANGES IN SECURITIES

          None.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     In connection with the Company's special meeting of stockholders held on March 17, 2000, the Company submitted for vote of the stockholders the following matters; 1,654,376,416 votes of the Company's Class A Common Stock and Class B Common Stock were entitled to be voted at the meeting and 1,585,283,618 votes of the shares were present in person or by proxy:

     a. Proposal to approve and adopt the Agreement and Plan of Merger, dated as of October 4, 1999, as amended, among Gemstar International Group Limited, G Acquisition Subsidiary Corp., a wholly owned subsidiary of Gemstar, and TV Guide, Inc. The proposal was approved with 1,585,187,509 votes for, 64,871 votes against and 31,238 votes abstaining.

     b. Proposal to approve to amend the TV Guide, Inc. Equity Incentive Plan to increase the number of shares of Class A Common Stock available for issuance from 16,000,000 to 24,000,000 and to increase the maximum aggregate number of shares of Class A Common Stock that may be granted under the Plan to any one employee from 3,200,000 shares to 6,000,000. The proposal was approved with 1,580,418,058 votes for, 4,786,838 votes against and 78,722 votes abstaining.


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits


Exhibit
  No.                    Exhibit Description



12.1**    Computation of Ratio of Earnings to Fixed Charges
27.1**    Financial Data Schedule

---------------

** Filed herewith


     b.   Reports on Form 8-K

          On February 8, 2000, the Company filed a report on Form 8-K which included a copy of the Agreement and Plan of Merger, dated as of October 4, 1999, among TV Guide, Gemstar and G Acquisition Subsidiary Corp. and other associated documents.

          No other reports on Form 8-K were filed during the first quarter of 2000.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TV Guide, Inc.
                                            (Registrant)



Date:  May 12, 2000              By:    /s/ Peter C. Boylan III
                                     -------------------------------
                                           Peter C. Boylan III
                                              President and
                                         Chief Operating Officer



                                 By:       /s/ Craig M. Waggy
                                      ------------------------------
                                             Craig M. Waggy
                                        Senior Vice President and
                                         Chief Financial Officer,