Form 10-Q
period 2000-06-30
TV GUIDE INC
filed 2000-08-14
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED JUNE 30, 2000

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
Yes  X   No
    ---     ---

Number of shares outstanding of each of the registrant's classes of common stock as of August 14, 2000:


          TITLE OF CLASS                     NUMBER OF SHARES
    Common Stock $.01 Par Value                     100

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             TV GUIDE, INC.
         CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
              (In thousands, except per share amounts)

                                              June 30,     December 31,
                                                2000           1999
                                                ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                $  100,421      $   93,210
  Marketable securities, at fair value         14,518          20,723
  Accounts receivable, net of allowance
    for doubtful accounts                     258,283         293,331
  Inventories and other                        39,713          29,742
  Deferred tax asset                            5,480           4,296
                                             --------      ----------
Total current assets                          418,415         441,302

Property, plant and equipment, at cost,
  net of accumulated depreciation and
  amortization                                 81,384          75,745
Intangible assets, net of accumulated
  amortization                              2,700,305       2,755,498
Other assets                                   99,670          42,274
                                           ----------      ----------
Total assets                               $3,299,774      $3,314,819
                                           ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                         $   49,786      $   72,570
  Accrued liabilities                         104,626         127,661
  Note payable and current portion of
    capital lease obligations                   4,132           7,764
  Customer prepayments and deferred
    subscription revenue                      293,952         290,400
                                           ----------      ----------
Total current liabilities                     452,496         498,395

Deferred tax liability                        629,628         647,084

Capital lease obligations and
  long-term debt                              677,201         624,290
Other long-term liabilities                    52,777          62,319
Minority interest                               7,400           5,016

Stockholders' equity:
  Preferred stock, $.01 par value                  --              --
  Class A common stock, $.01 par value          1,549           1,545
  Class B common stock, $.01 par value          1,500           1,500
  Additional paid-in capital                1,288,544       1,283,860
  Accumulated other comprehensive
    income, net of tax                          5,595           9,306
  Retained earnings                           183,084         181,504
                                           ----------      ----------
Total stockholders' equity                  1,480,272       1,477,715
                                           ----------      ----------
Total liabilities and stockholders'
  equity                                   $3,299,774      $3,314,819
                                           ==========      ==========


                        See accompanying notes.

                            TV GUIDE, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
               (In thousands, except per share amounts)


                            Three Months Ended      Six Months Ended
                                 June 30,               June 30,
                             2000        1999       2000        1999
                             ----        ----       ----        ----
Revenues:
  Satellite-delivered
    programming services   $118,345    $129,997   $235,371    $260,962
  Magazine subscription
    and newsstand sales      98,479     103,853    200,359     137,425
  Advertising sales          65,484      63,382    134,173      89,254
  Other                      10,637      15,734     22,138      27,167
                           --------    --------   --------    --------
                            292,945     312,966    592,041     514,808
Operating expenses:
  Programming, printing,
    distribution and
    delivery                156,385     172,538    314,090     275,642
  Selling, general
    and administrative       79,233      73,860    161,064     125,517
  Depreciation and
    amortization             36,083      36,204     71,476      51,282
                           --------    --------   --------    --------
                            271,701     282,602    546,630     452,441
                           --------     -------   --------    --------
Operating income             21,244      30,364     45,411      62,367

Interest expense            (13,791)    (12,318)   (27,102)    (18,353)
Other income, net             3,121       1,208      1,809       1,515
                           --------     -------   --------    --------
Income before income
  taxes and minority
  interest                   10,574      19,254     20,118      45,529
Provision for income
  taxes                      (5,306)     (5,868)   (11,463)    (15,646)
Minority interest in
  earnings                   (4,626)     (3,549)    (7,075)     (7,285)
                           --------    --------   --------    --------
Net income                 $    642    $  9,837   $  1,580    $ 22,598
                           ========    ========   ========    ========
Earnings per share:
  Basic                    $   0.00    $   0.03   $   0.01    $   0.09
  Diluted                      0.00        0.03       0.01        0.09


                         See accompanying notes.

                             TV GUIDE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                            (In thousands)

                                                  Six Months Ended
                                                      June 30,
                                                  2000        1999
                                                  ----        ----
Operating activities:
Net income                                     $  1,580    $ 22,598
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                71,476      51,282
    Minority interest in earnings                 7,075       7,285
    Deferred income taxes                       (16,464)    (14,784)
    Other                                           860       1,794
    Changes in operating assets and
      liabilities, net of the effect
      of acquisitions and disposals:
        Accounts receivable                      27,870     (56,583)
        Inventories and other                   (10,821)      5,538
        Accounts payable                        (22,008)     (2,311)
        Accrued liabilities                     (25,894)     33,684
        Customer prepayments                     (5,848)    (20,833)
        Other                                    (1,513)        (53)
                                               --------    --------
Net cash provided by operating activities        26,313      27,617

Investing activities:
  Investments and acquisitions, net of
    cash acquired                               (58,761)   (799,725)
  Sale of assets                                 13,500          --
  Capital expenditures                          (20,908)    (12,929)
  Purchases of marketable securities                 --        (348)
  Sales of marketable securities                    697       4,812
  Maturities of marketable securities                --       1,104
  Other                                            (742)     (2,185)
                                               --------    --------
Net cash used in investing activities           (66,214)   (809,271)

Financing activities:
  Issuance of senior subordinated notes              --     400,000
  Borrowings under bank credit facilities        55,000     185,300
  Debt issuance costs                                --     (15,464)
  Repayment of note payable and capital
    lease obligations                            (5,721)       (797)
  Issuance of common stock                        2,625     131,796
  Contributions from Liberty Media-Netlink           --       7,971
  Distributions to minority interests, net       (4,786)     (4,690)
  Other                                              (6)       (369)
                                               --------    --------
Net cash provided by financing activities        47,112     703,747
                                               --------    --------

Net increase (decrease) in cash and cash
  equivalents                                     7,211     (77,907)
Cash and cash equivalents at beginning of
  period                                         93,210     155,644
                                               --------    --------
Cash and cash equivalents at end of period     $100,421    $ 77,737
                                               ========    ========

Supplemental disclosures of cash
  flow information:
    Interest paid                              $ 26,302    $  7,363
    Income taxes paid                            27,115      29,559


                        See accompanying notes.

                              TV GUIDE, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                             JUNE 30, 2000




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

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar-TV Guide International, Inc. (formerly Gemstar International Group Limited) ("Gemstar") pursuant to an Agreement and Plan of Merger, dated as of October 4, 1999, as amended. TV Guide stockholders received 0.6573 of a share of Gemstar common stock for each share of TV Guide common stock outstanding at the time of the merger. Immediately prior to the merger, Liberty Media Corporation, a wholly owned subsidiary of AT&T Corp. ("Liberty Media"), and The News Corporation Limited ("News Corp.") each directly or indirectly owned approximately 44% of the issued and outstanding common stock of TV Guide representing approximately 98% (approximately 49% each) of the total voting power of TV Guide common stock.

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
     Goodwill                         $  969,056        40 years


     Upon closing of the above transaction, the Company's name was changed from United Video Satellite Group, Inc. to TV Guide, Inc.

     The following unaudited pro forma financial information reflects the Company's results of operations for the six months ended June 30, 1999 as though the TV Guide Transaction had been completed as of January 1, 1999 (in thousands, except per share amounts):

       Revenues                                   $633,665
       Net income                                   22,349
       Net income per share:
         Basic                                    $   0.07
         Diluted                                      0.07


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

3.   Credit Arrangements

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the cash consideration for the TV Guide Transaction. The 364-day revolving credit facility has been extended to mature February 24, 2001, when borrowings outstanding under the credit facility convert to a four-year term loan. Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin was fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of June 30, 2000, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $29.7 million and $300.0 million, respectively.

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

     In accordance with the terms of its senior subordinated notes, on August 10, 2000, the Company commenced an offer to purchase for cash all of such notes. See Note 8.

4.   Legal Proceedings

     On October 8, 1993, the Company received correspondence from StarSight Telecast, Inc. ("StarSight"), now a wholly owned subsidiary of Gemstar, bringing to the Company's attention the existence of three patents and various patent applications containing claims relating to certain functions performed by interactive television program schedule services, alleging that the Company is or may be infringing StarSight issued patents, including U.S. Patent No. 4,706,121 and then-pending Reexamination Certificate B1 4,706,121 (collectively, the "121 Patent"), and claims of its pending patent applications, and threatening the Company with enforcement litigation. On October 19, 1993, the Company filed an action in the U.S. District Court for the Northern District of Oklahoma seeking a Declaratory Judgment to the effect that the services offered by the Company do not infringe the three United States patents issued to StarSight, including the 121 Patent. On October 22, 1993, StarSight filed a separate action in the United States District Court for the Northern District of California, alleging that certain of the Company's interactive services infringe the 121 Patent. This action was dismissed by StarSight on May 25, 1994. On July 6, 1994, the Company filed an Amended Complaint seeking Declaratory Judgment that it did not infringe the three StarSight patents listed in the original Complaint as well as five other patents licensed to StarSight. On July 19, 1994, StarSight refiled its infringement claim against the Company as a counter-claim to the Company's Amended Complaint seeking damages and injunctive relief. On February 15, 1995, the Company filed an Amended and Supplemental Complaint which averred that the 121 Patent is invalid and not infringed, that the 121 Patent is unenforceable because of StarSight's inequitable conduct in obtaining the patent and its misuse of the patent, and that StarSight violated the antitrust laws. The Company also sought a Declaratory Judgment that the other two patents identified in the original complaint and the five patents licensed to StarSight are not infringed by the Company. On March 20, 1995, StarSight filed an Answer to the Amended and Supplemental Complaint, reasserting its charge of infringement of the 121 Patent. In December 1995, StarSight moved to file an amended answer to assert infringement of two additional patents. The Court subsequently granted StarSight's motion, but stayed all proceedings as to those two patents. Trial of validity and inequitable conduct unenforceability of the 121 Patent, and alleged infringement by the Prevue Express product of the 121 Patent, commenced May 8, 1996. Proceedings on all issues other than liability with respect to the 121 Patent had been stayed. Over the course of the subsequent two and one-half years, the Court heard approximately 20 days of testimony, which concluded on July 7, 1998. The trial was continued at various times at the parties' request to allow the parties to assess the litigation and consider settlement possibilities. Although the parties announced a settlement as part of a business deal on January 20, 1998, it was never finalized, and no settlement was reached at that time. The parties submitted post-trial papers in September and October 1998, and presented closing arguments to the Court on November 12, 1998. Shortly before the closing arguments, on November 9, 1998, StarSight moved to dismiss the case asserting that the Company had abandoned the Prevue Express product at issue in the case and that the Court therefore lacked subject matter jurisdiction over the matter. The Company opposed the motion on November 12, 1998. The Court did not issue a decision on that motion. On February 19, 1999, the Court entered Partial Findings of Fact and Conclusions of Law determining that the 121 Patent is not unenforceable by reason of inequitable conduct. The Court referred the case to a Magistrate Judge for settlement conference purposes prior to the Court entering additional findings of fact and conclusions of law with respect to the remaining issues tried. On October 4, 1999, the Company and Gemstar announced that they had entered into a definitive merger agreement under which the Company would become a wholly owned subsidiary of Gemstar. The transaction was approved by the stockholders of both companies on March 17, 2000 and closed on July 12, 2000, thus effectively terminating this dispute and litigation with Gemstar. This litigation had been administratively terminated pursuant to an order entered by the Court on November 24, 1999. The Company expects that this litigation will be formally dismissed in the near term.

     On July 24, 1998, Gemstar and StarSight filed an action in the U.S. District Court for the Northern District of California asserting infringement by the Company's TV Guide Networks, Inc. subsidiary (formerly Prevue Networks, Inc.) of the 121 Patent and U.S. Patent No. 4,751,578 (the "578 patent") seeking damages and injunctive relief. The original Complaint did not specify a product accused of infringement. On September 30, 1998, Gemstar and StarSight filed an Amended Complaint adding SuperGuide Corporation ("SuperGuide") as a plaintiff, Tele-Communications, Inc. ("TCI") as a defendant, and specifying TV Guide Interactive as the allegedly infringing product. TCI Communications, Inc. was subsequently substituted for TCI. TV Guide Networks answered the Amended Complaint on October 15, 1998, asserting the defenses of non-infringement, invalidity and estoppel with respect to both the 121 and 578 Patents, and inequitable conduct unenforceability with respect to the 121 Patent. In addition, TV Guide Networks asserted that StarSight had violated the antitrust laws. On August 7, 1998, TV Guide Networks moved to transfer this action to the U.S. District Court for the Northern District of Oklahoma. On February 2, 1999, the California Court granted TV Guide Networks' motion to transfer. On December 23, 1998, Gemstar, StarSight and SuperGuide filed a motion before the Judicial Panel on Multidistrict Litigation ("JPML") to consolidate and transfer for pretrial proceedings this action and four other patent infringement lawsuits Gemstar and its affiliated companies have pending with manufacturers of cable television set-top boxes. In their motion, Gemstar and its affiliates suggested either the Central or Northern District of California as the appropriate venue for pretrial proceedings. TV Guide Networks opposed the motion for consolidation. On April 26, 1999, the JPML denied the motion to transfer the action pending in the Northern District of Oklahoma to another district court for pretrial proceedings. The JPML also ordered that the cases against the manufacturers of cable set-top boxes be transferred to the Northern District of Georgia for pretrial proceedings. On March 22, 1999, the transferred case in the Northern District of Oklahoma was referred to a Magistrate Judge for settlement conference purposes. The closing of the merger transaction with Gemstar on July 12, 2000 effectively terminated this dispute and litigation with Gemstar and StarSight.
This litigation had been administratively terminated pursuant to an order entered by the Court on March 9, 2000. The Company expects that the litigation will be formally dismissed in the near term.

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected approximately $1.5 million in excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition to that amount, the State has assessed penalties and interest of approximately $900,000. The Company, after consulting with outside counsel, strongly disagrees with the State's position. The Company has provided a reserve of $275,000 for certain matters associated with the State's claim. No provision has been made in the Company's financial statements for the remainder of the State's claim and the Company has not collected from its customers or remitted their tax (which would aggregate approximately $300,000 annually) for periods subsequent to June 1994. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court $2.4 million, which represents the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of $123,000 on February 10, 1997. On March 13, 2000, the Company was awarded complete summary judgment in its favor. On May 5, 2000, the State appealed that judgment to the Illinois Appellate Court, First Judicial District, where the matter is pending. While the Company believes that this matter will not have a material adverse effect on its business, financial position or results of operations, a complete reversal of the summary judgment could result in a loss of up to $4.6 million.

     On October 4, 1999, a former employee of ODS Technologies, L.P. ("ODS"), filed a complaint against that Company in the Los Angeles Superior Court asserting causes of action for breach of contract and declaratory relief relating to his employment agreement with ODS and seeking damages. The matter is set for trial in October 2000. The Company currently has pending a motion for summary judgment to dismiss the lawsuit. Although discovery has not been completed, the Company believes the claims are without merit and will vigorously defend the action in court.

     On October 18, 1999, another former employee of ODS filed a complaint against ODS and the Company in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. The Company currently has pending a motion for summary judgment to dismiss the lawsuit. Although discovery has not been completed, the Company believes the claims are without merit and will vigorously defend the action in court.

     On May 3, 2000, a complaint was filed against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc.), and other parties by United Magazine Company, Inc. ("Unimag") and its subsidiaries in the U.S. District Court for the Southern District of New York. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks $275 million in damages, plus treble and punitive damages, attorneys' fees and costs. Although this lawsuit has just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the action in court. The Company has filed a motion to dismiss all of the claims asserted against it.

     During July 2000, the Company was served with three class action complaints filed in the United States District Court for the Southern District of New York on behalf of magazine subscribers. The Company has reason to believe that several additional lawsuits of similar legal claims and allegations may possibly be served upon the Company. These complaints allege that the Company, the Magazine Publishers Association ("MPA"), and twelve other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Although these lawsuits have just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the action in court.

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

5.   Earnings Per Share

     The following information reconciles the number of shares used to compute basic earnings per share to those used to compute diluted earnings per share (in thousands, except per share amounts):



                                Quarter Ended June 30                  Six Months Ended June 30
                         2000                1999               2000                1999
                         ----                ----               ----                ----
                              Per Share            Per Share         Per Share            Per Share
                                Amount              Amount             Amount              Amount
                               --------            --------           --------            --------




Net income             $    642            $  9,837           $  1,580            $ 22,598
                       ========            ========           ========            ========

Weighted average
  number of shares
  of common stock
  outstanding           304,869   $0.00     304,086   $0.03    304,739   $0.01     259,648   $0.09
                                  =====               =====              =====               =====

Effect of dilutive
  securities -
  stock options           4,681               4,334              5,355               3,605
                       --------           ---------           --------            --------

Weighted average
  number of shares
  of common stock
  and dilutive
  potential
  common shares         309,550   $0.00     308,420   $0.03    310,094   $0.01     263,253   $0.09
                       ========   =====    ========   =====   ========   =====    ========   =====


6.   Segment Information

     Effective January 1, 2000, the Company restructured its businesses into four groups for internal reporting purposes: TV Guide Magazine Group, TV Guide Television Group, TV Guide Interactive Group and United Video Group. The Company has six reportable segments: print program listings guide services (TV Guide Magazine Group); passive program promotion and guide services (TV Guide Television Group); interactive program promotion and guide services (Guidance Products) and interactive sports entertainment services (ODS), which are included in the TV Guide Interactive Group; home satellite dish services (SNG), and satellite distribution of video entertainment services (UVTV), which are included in the United Video Group. Segment information reported in prior years has been reclassified to conform with the current year presentation. TV Guide Magazine Group distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators. TV Guide Television Group markets TV Guide Channel and other passive programming guide and promotion channels and services to cable television systems. TV Guide Interactive Group markets TV Guide Interactive and other interactive programming guide and promotion channels and services to cable television systems and other multi-channel video programming distributors both domestically and internationally and operates TV Guide Online, an Internet-based program listings guide, and ODS, which produces and distributes to programming distributors the TVG Network. United Video Group includes SNG, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market, and UVTV, which markets and distributes to programming distributors certain video and audio services. United Video Group also operates businesses that provide software development and systems integration services and satellite transmission services for private networks and holds certain other investments. On April 21, 2000, the business that provides software development and systems integration services was sold.

     The Company's reportable segments are strategic business units that offer different products and services. The reportable segments are measured based on EBITDA (operating income before depreciation and amortization) including allocated corporate expenses. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices.

     Segment information for each of the quarters ended June 30, 2000 and 1999 is as follows:



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


2000

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $  6,190   $  5,152    $    391    $ 81,401 $ 14,096 $  11,115  $        --  $  118,345
  Magazine subscription
   and newsstand sales       98,479       --         --          --          --       --        --           --      98,479
  Advertising sales          47,226   17,730        528          --          --       --        --           --      65,484
  Other                       6,965       --         88          --          --       --     3,584           --      10,637
Intersegment revenues         1,765       --         --          --          --    4,757        --       (6,522)         --
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------
  Total revenues            154,435   23,920      5,768         391      81,401   18,853    14,699       (6,522)    292,945

Operating expenses,
 excluding
 depreciation
 and amortization           118,828   14,406     14,652      13,297      61,980    8,739    10,238       (6,522)    235,618
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------

Operating income (loss)
 before depreciation
 and amortization        $   35,607 $  9,514   $ (8,884)   $(12,906)   $ 19,421 $ 10,114 $   4,461  $        --      57,327
                         ========== ========   ========    ========    ======== ======== =========  ===========

Depreciation and
 amortization                                                                                                       (36,083)
Interest expense                                                                                                    (13,791)
Other income, net                                                                                                     3,121
                                                                                                                 ----------
Income before income
 taxes and minority
 interest                                                                                                        $   10,574
                                                                                                                 ==========

Capital expenditures     $    2,039 $  4,953   $    564    $    198    $     -- $     -- $     859  $        --  $    8,613
                         ========== ========   ========    ========    ======== ======== =========  ===========  ==========

Segment assets           $2,905,062 $ 68,692   $ 12,211    $ 30,798    $128,465 $ 77,333 $ 190,384  $  (113,171) $3,299,774
                         ========== ========   ========    ========    ======== ======== =========  ===========  ==========

1999

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $  8,022   $  2,520    $    159    $ 96,681 $ 15,474 $   7,141  $        --  $  129,997
  Magazine subscription
   and newsstand sales      103,853       --         --          --          --       --        --           --     103,853
  Advertising sales          51,844   11,137        401          --          --       --        --           --      63,382
  Other                       5,258       --         35          --          --       --    10,441           --      15,734
Intersegment revenues            --       --         --          --          --    6,761        --       (6,761)         --
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------
  Total revenues            160,955   19,159      2,956         159      96,681   22,235    17,582       (6,761)    312,966

Operating expenses,
 excluding
 depreciation
 and amortization           123,510   10,424      7,822       7,293      77,471   11,255    15,384       (6,761)    246,398
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------

Operating income (loss)
 before depreciation
 and amortization        $   37,445 $  8,735   $ (4,866)   $ (7,134)   $ 19,210 $ 10,980 $   2,198  $        --      66,568
                         ========== ========   ========    ========    ======== ======== =========  ===========

Depreciation and
 amortization                                                                                                       (36,204)
Interest expense                                                                                                    (12,318)
Other income, net                                                                                                     1,208
                                                                                                                 ----------
Income before income
 taxes and minority
 interest                                                                                                        $   19,254
                                                                                                                 ==========

Capital expenditures     $    3,345 $  2,689   $    121    $    816    $    165 $     43 $   2,017  $        --  $    9,196
                         ========== ========   ========    ========    ======== ======== =========  ===========  ==========


     Segment information for each of the six-month periods ended June 30, 2000 and 1999 is as follows:




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


2000

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $ 13,852   $  8,374    $    625    $169,350 $ 26,128 $  17,042  $        --  $  235,371
  Magazine subscription
   and newsstand sales      200,359       --         --          --          --       --        --           --     200,359
  Advertising sales          99,160   34,171        842          --          --       --        --           --     134,173
  Other                      12,127       --        151          --          --       --     9,860           --      22,138
Intersegment revenues         3,651       --         --          --          --   10,858        --      (14,509)         --
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------
  Total revenues            315,297   48,023      9,367         625     169,350   36,986    26,902      (14,509)    592,041

Operating expenses,
 excluding
 depreciation
 and amortization           237,979   29,019     24,645      25,162     131,703   17,233    23,922      (14,509)    475,154
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------

Operating income
 (loss) before
 depreciation
 and amortization        $   77,318 $ 19,004   $(15,278)   $(24,537)   $ 37,647 $ 19,753 $   2,980  $        --     116,887
                         ========== ========   ========    ========    ======== ======== =========  ===========

Depreciation and
 amortization                                                                                                       (71,476)
Interest expense                                                                                                    (27,102)
Other income, net                                                                                                     1,809
                                                                                                                 ----------
Income before income
 taxes and minority
 interest                                                                                                        $   20,118
                                                                                                                 ==========

Capital expenditures     $    4,503 $ 13,707   $    977    $    298    $     -- $      1 $   1,422  $        --  $   20,908
                         ========== ========   ========    ========    ======== ======== =========  ===========  ==========


1999

Revenues from external
 customers:
  Satellite-delivered
   programming services  $       -- $ 16,155   $  3,950    $    272    $197,825 $ 30,689 $  12,071  $        --  $  260,962
  Magazine subscription
   and newsstand sales      137,425       --         --          --          --       --        --           --     137,425
  Advertising sales          66,102   22,667        485          --          --       --        --           --      89,254
  Other                       6,785       --         66          --          --       --    20,316           --      27,167
Intersegment revenues            --       --         --          --          --   13,322        --      (13,322)         --
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------
  Total revenues            210,312   38,822      4,501         272     197,825   44,011    32,387      (13,322)    514,808

Operating expenses,
 excluding
 depreciation
 and amortization           158,141   21,336     15,240       9,994     158,923   21,273    29,574      (13,322)    401,159
                         ---------- --------   --------    --------    -------- -------- ---------  -----------  ----------

Operating income (loss)
 before depreciation
 and amortization        $   52,171 $ 17,486   $(10,739)   $ (9,722)   $ 38,902 $ 22,738 $   2,813  $        --     113,649
                         ========== ========   ========    ========    ======== ======== =========  ===========

Depreciation and
 amortization                                                                                                       (51,282)
Interest expense                                                                                                    (18,353)
Other income, net                                                                                                     1,515
                                                                                                                 ----------
Income before income
 taxes and minority
 interest                                                                                                        $   45,529
                                                                                                                 ==========

Capital expenditures     $    3,918 $  3,570   $    732    $    963    $    549 $     79 $   3,118  $        --  $   12,929
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

7.   Comprehensive Income

     Comprehensive income comprises net income plus unrealized holding gains and losses on available-for-sale securities, net of related tax effects. Comprehensive income (loss) for the three months ended June 30, 2000 and 1999 was $333,000 and $10.0 million, respectively, and for the six months ended June 30, 2000 and 1999 was $(2.1) million and $22.8 million, respectively.


8.   Subsequent Events-Gemstar Merger

     On July 12, 2000, the Company and Gemstar completed their previously announced merger under which the Company became a wholly owned subsidiary of Gemstar. TV Guide stockholders received 0.6573 of a share of Gemstar common stock for each share of TV Guide common stock outstanding at the time of the merger.

     On August 10, 2000, the Company commenced an offer to purchase for cash all of its outstanding 8 1/8% senior subordinated notes. The offer, which expires on September 15, 2000, unless extended, was made as a result of the change in control of TV Guide by reason of its acquisition by Gemstar and is required pursuant to the terms of the indenture governing the notes.

9.   Supplemental Guarantor Information

     In connection with the TV Guide Transaction, the Company issued $400 million in aggregate principal amount of its senior subordinated notes (the "Notes") due 2009, which are not redeemable until 2004. A group of the Company's subsidiaries (the "Guarantors") guarantee the senior subordinated indebtedness. Supplemental condensed combining financial information of the Company, the Guarantors and the remainder of the Company's consolidated group (the "Non-Guarantors") is presented below.

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

     As a result of the merger of the Company and Gemstar, the holders of the Notes have the right to require the Company to repurchase all or part of the Notes owned by each noteholder at a purchase price equal to 101% of the principal amount of the Notes plus accrued and unpaid interest. See Note 8.



          SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                        AS OF JUNE 30, 2000
                           (In thousands)


                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated


ASSETS
Current assets:
  Cash and cash
    equivalents           $       --  $   14,915    $ 85,506      $        --   $  100,421
  Marketable securities,
    at fair value                 --          12      14,506               --       14,518
  Accounts receivable,
    net of allowance
    for doubtful
    accounts                      --     241,565      16,718               --      258,283
  Accounts and notes
    receivable from
    affiliates                 1,883     102,542       1,226         (105,651)          --
  Other current assets            --      37,383       7,810               --       45,193
                          ----------  ----------    --------      -----------   ----------
     Total current
       assets                  1,883     396,417     125,766         (105,651)     418,415

Property, plant and
  equipment, at cost,
  net of accumulated
  depreciation and
  amortization                    --      68,470      12,914               --       81,384
Intangible assets, net
  of accumulated
  amortization                    --   2,620,900      79,405               --    2,700,305
Investment in
  subsidiaries, at
  equity                   2,147,778          --          --       (2,147,778)          --
Other assets                  12,547      66,643      20,480               --       99,670
                          ----------  ----------    --------      -----------   ----------
Total assets              $2,162,208  $3,152,430    $238,565      $(2,253,429)  $3,299,774
                          ==========  ==========    ========      ===========   ==========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable        $       --  $   48,060    $  1,726      $        --   $   49,786
  Accounts and notes
    payable to
    affiliates                    --          39     105,612         (105,651)          --
  Accrued liabilities         11,636      60,327      32,663               --      104,626
  Current portion
    of capital lease
    obligations                   --       4,132          --               --        4,132
  Customer prepayments
    and deferred
    subscription revenue          --     196,060      97,892               --      293,952
                          ----------  ----------    --------      -----------   ----------
      Total current
        liabilities           11,636     308,618     237,893         (105,651)     452,496

Deferred tax liability
  and other long-term
  liabilities                     --     669,011      13,394               --      682,405
Capital lease
  obligations and
  long-term debt             670,300     677,201          --         (670,300)     677,201
Minority interest                 --          --       4,500            2,900        7,400
Stockholders' equity:
  Common stock                 3,049      37,224         211          (37,435)       3,049
  Other stockholders'
    equity                 1,477,223   1,460,376     (17,433)      (1,442,943)   1,477,223
                          ----------  ----------    --------      -----------   ----------
      Total stock-
        holders' equity    1,480,272   1,497,600     (17,222)      (1,480,378)   1,480,272
                          ----------  ----------    --------      -----------   ----------
Total liabilities and
  stockholders' equity    $2,162,208  $3,152,430    $238,565      $(2,253,429)  $3,299,774
                          ==========  ==========    ========      ===========   ==========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                     QUARTER ENDED JUNE 30, 2000
                            (In thousands)



                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services   $     --    $ 29,003     $ 94,099      $ (4,757)    $118,345
  Magazine subscription
   and newsstand sales          --     100,244           --        (1,765)      98,479
  Advertising sales             --      65,484           --            --       65,484
  Other                         --       7,054        3,583            --       10,637
                          --------    --------     --------      --------     --------
                                --     201,785       97,682        (6,522)     292,945

Operating expenses:
  Programming, printing,
   distribution and
   delivery                     --     102,438       60,469        (6,522)     156,385
  Selling, general and
   administrative               --      52,402       26,831            --       79,233
  Depreciation and
   amortization                 --      30,924        5,159            --       36,083
                          --------    --------     --------      --------     --------
                                --     185,764       92,459        (6,522)     271,701
                          --------    --------     --------      --------     --------

Operating income                --      16,021        5,223            --       21,244

Interest expense           (13,565)    (13,765)         (26)       13,565      (13,791)
Other income, net           14,207         889        2,232       (14,207)       3,121
                          --------    --------     --------      --------     --------
Income before income
  taxes and minority
  interest                     642       3,145        7,429          (642)      10,574
Provision for income
  taxes                         --       2,144       (7,450)           --       (5,306)
Minority interest in
  earnings                      --          --       (3,284)       (1,342)      (4,626)
                          --------    --------     --------      --------     --------
Net income                $    642    $  5,289     $ (3,305)     $ (1,984)    $    642
                          ========    ========     ========      ========     ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                  SIX MONTHS ENDED JUNE 30, 2000
                            (In thousands)



                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services   $     --    $ 55,299     $190,930      $(10,858)    $235,371
  Magazine subscription
   and newsstand sales          --     204,010           --        (3,651)     200,359
  Advertising sales             --     134,173           --            --      134,173
  Other                         --      12,279        9,859            --       22,138
                          --------    --------     --------      --------     --------
                                --     405,761      200,789       (14,509)     592,041

Operating expenses:
  Programming, printing,
   distribution and
   delivery                     --     202,082      126,517       (14,509)     314,090
  Selling, general and
   administrative               --     100,695       60,369            --      161,064
  Depreciation and
   amortization                 --      61,222       10,254            --       71,476
                          --------    --------     --------      --------     --------
                                --     363,999      197,140       (14,509)     546,630
                          --------    --------     --------      --------     --------

Operating income                --      41,762        3,649            --       45,411

Interest expense           (26,564)    (26,980)        (122)       26,564      (27,102)
Other income
  (expense), net            28,144        (515)       2,324       (28,144)       1,809
                          --------    --------     --------      --------     --------
Income before income
  taxes and minority
  interest                   1,580      14,267        5,851        (1,580)      20,118
Provision for income
  taxes                         --        (221)     (11,242)           --      (11,463)
Minority interest in
  earnings                      --          --       (6,827)         (248)      (7,075)
                          --------    --------     --------      --------     --------
Net income                $  1,580    $ 14,046     $(12,218)     $ (1,828)    $  1,580
                          ========    ========     ========      ========     ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                    QUARTER ENDED JUNE 30, 1999
                            (In thousands)


                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services   $     --    $ 29,944     $106,814      $ (6,761)    $129,997
  Magazine subscription
   and newsstand sales          --     103,853           --            --      103,853
  Advertising sales             --      63,382           --            --       63,382
  Other                         --       5,293       10,441            --       15,734
                          --------    --------     --------      --------     --------
                                --     202,472      117,255        (6,761)     312,966

Operating expenses:
  Programming, printing,
   distribution and
   delivery                     --     104,819       74,480        (6,761)     172,538
  Selling, general and
   administrative               --      45,217       28,643            --       73,860
  Depreciation and
   amortization                 --      31,588        4,616            --       36,204
                          --------    --------     --------      --------     --------
                                --     181,624      107,739        (6,761)     282,602
                          --------    --------     --------      --------     --------

Operating income                --      20,848        9,516            --       30,364

Interest expense           (12,014)    (12,281)         (37)       12,014      (12,318)
Other income, net           21,851         497          711       (21,851)       1,208
                          --------    --------     --------      --------     --------
Income before income
  taxes and minority
  interest                   9,837       9,064       10,190        (9,837)      19,254
Provision for income
  taxes                         --        (506)      (5,362)           --       (5,868)
Minority interest in
  earnings                      --          --       (3,875)          326       (3,549)
                          --------    --------     --------      --------     --------
Net income                $  9,837    $  8,558     $    953      $ (9,511)    $  9,837
                          ========    ========     ========      ========     ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF INCOME
                    SIX MONTHS ENDED JUNE 30, 1999
                            (In thousands)



                          The         Guarantor    Non-Guarantor
                          Company     Subsidiaries Subsidiaries  Eliminations Consolidated


Revenues:
  Satellite-delivered
   programming services   $    --     $ 58,759     $215,397      $(13,322)    $260,834
  Magazine subscription
   and newsstand sales         --      137,425           --            --      137,425
  Advertising sales            --       89,254           --            --       89,254
  Other                        --        6,785       20,510            --       27,295
                          -------     --------     --------      --------     --------
                               --      292,223      235,907       (13,322)     514,808

Operating expenses:
  Programming, printing,
   distribution and
   delivery                    --      140,629      148,335       (13,322)     275,642
  Selling, general and
   administrative              --       70,508       55,009            --      125,517
  Depreciation and
   amortization                --       41,930        9,352            --       51,282
                          -------     --------     --------      --------     --------
                               --      253,067      212,696       (13,322)     452,441
                          -------     --------     --------      --------     --------

Operating income               --       39,156       23,211            --       62,367

Interest expense          (17,745)     (18,295)         (58)       17,745      (18,353)
Other income, net          40,343          677          838       (40,343)       1,515
                          -------     --------     --------      --------     --------
Income before income
  taxes and minority
  interest                 22,598       21,538       23,991       (22,598)      45,529
Provision for income
  taxes                        --       (4,481)     (11,165)           --      (15,646)
Minority interest in
  earnings                     --           --       (7,811)          526       (7,285)
                          -------     --------     --------      --------     --------
Net income                $22,598     $ 17,057     $  5,015      $(22,072)    $ 22,598
                          =======     ========     ========      ========     ========



        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 2000
                            (In thousands)



                            The        Guarantor    Non-Guarantor
                            Company    Subsidiaries Subsidiaries  Eliminations Consolidated


Net cash provided by
  (used in)
  operating activities      $      --  $ (4,366)    $ 30,713      $    (34)    $  26,313

Investing activities:
  Investments and
  acquisitions                     --   (48,761)     (20,300)       10,300       (58,761)
  Capital expenditures             --   (19,293)      (1,649)           34       (20,908)
  Sale of assets                   --    10,300       13,500       (10,300)       13,500
  Purchases of market-
    able securities                --        --       (5,700)        5,700            --
  Sales and maturities
    of marketable
    securities                     --     6,397           --        (5,700)          697
  Other                            --    (1,002)         260            --          (742)
                            ---------  --------     --------      --------     ---------
Net cash used in
  investing
  activities                       --   (52,359)     (13,889)           34       (66,214)

Financing activities:
  Borrowings under
    bank credit
    facilities                 55,000        --           --            --        55,000
  Repayment of note
    payable and capital
    lease obligations              --    (1,973)      (3,748)           --        (5,721)
  Common stock
    transactions, net           2,625        --           --            --         2,625
  Distributions to minority
    interests, net                 --        --       (4,786)                     (4,786)
  Intercompany
    transfers                 (57,625)   63,758       (6,133)           --            --
  Other                            --        (4)          (2)           --            (6)
                            ---------  --------     --------      --------     ---------
Net cash provided by
  (used in)
  financing activities             --    61,781      (14,669)           --        47,112
                            ---------  --------     --------      --------     ---------
Net increase in cash
  and cash equivalents             --     5,056        2,155            --         7,211
Cash and cash
  equivalents at
  beginning of
  period                           --     9,859       83,351            --        93,210
                            ---------  --------     --------      --------     ---------
Cash and cash
  equivalents at
  end of period             $      --  $ 14,915     $ 85,506      $     --     $ 100,421
                            =========  ========     ========      ========     =========




        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED JUNE 30, 1999
                            (In thousands)


                          The        Guarantor    Non-Guarantor
                          Company    Subsidiaries Subsidiaries  Eliminations Consolidated


Net cash provided by
  (used in)
  operating activities    $      --  $ (48,203)   $  75,857     $    (37)    $  27,617

Investing activities:
  Investments and
    acquisitions, net
    of cash acquired       (806,585)        --          275        6,585      (799,725)
  Capital expenditures           --     (9,567)      (3,450)          88       (12,929)
  Purchases of market-
    able securities              --       (348)          --           --          (348)
  Sales and maturities
    of marketable
    securities                   --      5,916           --           --         5,916
  Other                          --      1,337       (3,438)         (84)       (2,185)
                          ---------  ---------    ---------     --------     ---------
Net cash used in
  investing
  activities               (806,585)    (2,662)      (6,613)       6,589      (809,271)

Financing activities:
  Issuance of senior
    subordinated notes      400,000         --           --           --       400,000
  Borrowings under
    bank credit
    facilities              185,300         --           --           --       185,300
  Debt issuance
    costs                   (15,464)        --           --           --       (15,464)
  Borrowings
    (repayments) of
    note payable and
    capital lease
    obligations                  --     (1,841)       1,011           33          (797)
  Common stock
    transactions, net       131,796         --        6,585       (6,585)      131,796
  Contributions from
    Liberty Media-
    Netlink                      --      6,476        1,495           --         7,971
  Distributions to
     minority interests          --         --       (4,690)          --        (4,690)
  Intercompany
    transfers               104,953    (55,052)     (49,901)          --            --
  Other                          --         --         (369)          --          (369)
                          ---------  ---------    ---------     --------     ---------
Net cash provided by
  (used in) financing
  activities                806,585    (50,417)     (45,869)      (6,552)      703,747
                          ---------  ---------    ---------     --------     ---------
Net increase (decrease)
  in cash and cash
  equivalents                    --   (101,282)      23,375           --       (77,907)
Cash and cash
  equivalents at
  beginning of
  period                         --    104,148       51,496           --       155,644
                          ---------  ---------    ---------     --------     ---------
Cash and cash
  equivalents at
  end of period           $      --  $   2,866    $  74,871     $     --     $  77,737
                          =========  =========    =========     ========     =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The Company categorizes its businesses into four groups: TV Guide Magazine Group, which distributes TV Guide magazine to households and newsstands and provides customized monthly program guides for cable and satellite operators; TV Guide Television Group, which markets passive programming guide and promotion channels and services to cable television systems; TV Guide Interactive Group, which markets interactive program promotion and guide services (Guidance Products) and interactive sports entertainment services (ODS) to cable television systems and other multi-channel video programming distributors; and United Video Group, which markets and distributes programming to the C-band direct-to-home satellite dish subscriber market (SNG), markets and distributes to programming distributors certain video and audio services (UVTV), provides software development and system integration services and satellite transmission services for private networks and holds certain other investments. The following table sets forth certain unaudited financial information for the Company and the businesses operated by it during the three months and six months ended June 30, 2000 and 1999. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.




                                Consolidated         Guarantor Group (4)      Consolidated         Guarantor Group (4)
                             Three Months Ended      Three Months Ended     Six Months Ended       Six Months Ended
                                  June 30                 June 30               June 30                June 30
                           2000         1999      2000         1999      2000         1999 (1)  2000          1999 (1)
                           ----         -------   ----         -------   ----         -------   ----          -------
                           Amount       Amount    Amount       Amount    Amount       Amount    Amount        Amount
                           -------------------    -------------------    -------------------    --------------------
                                                    (in thousands)


Revenues:
  TV Guide Magazine Group  $154,435     $160,955  $154,435     $160,955  $315,297     $210,312  $315,297      $210,312
  TV Guide Television
    Group                    23,920       19,159    23,082       16,912    48,023       38,822    45,086        34,321
  TV Guide Interactive
    Group:
      Guidance Products       5,768        2,956     5,415        2,370     9,367        4,501     8,392         3,579
      ODS                       391          159        --           --       625          272        --            --
                           --------     --------  --------     --------  --------     --------  --------      --------
                              6,159        3,115     5,415        2,370     9,992        4,773     8,392         3,579
                           --------     --------  --------     --------  --------     --------  --------      --------
  United Video Group:
    SNG                      81,401       96,681        --           --   169,350      197,825        --            --
    UVTV                     18,853       22,235    18,853       22,235    36,986       44,011    36,986        44,011
    Other                    14,699       17,582        --           --    26,902       32,387        --            --
                           --------     --------  --------     --------  --------     --------  --------      --------
                            114,953      136,498    18,853       22,235   233,238      274,223    36,986        44,011
                           --------     --------  --------     --------  --------     --------  --------      --------
  Eliminations               (6,522)      (6,761)       --           --   (14,509)     (13,322)       --            --
                           --------     --------  --------     --------  --------     --------  --------      --------
    Total                  $292,945     $312,966  $201,785     $202,472  $592,041     $514,808  $405,761      $292,223
                           ========     ========  ========     ========  ========     ========  ========      ========

Operating income (loss):
  TV Guide Magazine Group  $  8,864     $  8,740  $  8,864     $  8,740  $ 23,975     $ 15,928  $ 23,975      $ 15,928
  TV Guide Television
    Group                     6,966        7,130     7,799        7,893    14,126       14,183    17,210        15,213
  TV Guide Interactive
    Group:
      Guidance Products     (10,185)      (5,980)   (9,969)      (5,960)  (17,758)     (12,911)  (17,604)      (12,702)
      ODS                   (13,633)      (7,744)       --           --   (25,930)     (10,966)       --            --
                           --------     --------  --------     --------  --------     --------  --------      --------
                            (23,818)     (13,724)   (9,969)      (5,960)  (43,688)     (23,877)  (17,604)      (12,702)
                           --------     --------  --------     --------  --------     --------  --------      --------
  United Video Group:
    SNG                      16,543       16,985        --           --    32,091       34,449        --            --
    UVTV                      9,327       10,316     9,327       10,316    18,181       21,440    18,181        21,440
    Other                     3,362          917        --         (141)      726          244        --          (723)
                           --------     --------  --------     --------  --------     --------  --------      --------
                             29,232       28,218     9,327       10,175    50,998       56,133    18,181        20,717
                           --------     --------  --------     --------  --------     --------  --------      --------
    Total                  $ 21,244     $ 30,364  $ 16,021     $ 20,848  $ 45,411     $ 62,367  $ 41,762      $ 39,156
                           ========     ========  ========     ========  ========     ========  ========      ========

Consolidated depreciation
  and amortization         $ 36,083     $ 36,204  $ 30,924     $ 31,588  $ 71,476     $ 51,282  $ 61,222      $ 41,930
Consolidated capital
  expenditures                8,613        9,196     8,726        7,110    20,908       12,929    19,293         9,567
Net cash provided by
  (used in):
    Operating activities     16,526        1,491   (13,319)     (33,703)   26,313       27,617    (4,366)      (48,203)
    Investing activities    (39,193)      (6,799)  (27,066)      (2,166)  (66,214)    (809,271)  (52,359)     (809,247)
    Financing activities     22,163      (15,063)   41,097       25,946    47,112      703,747    61,781       756,168

Other data:
  EBITDA (2)               $ 57,327     $ 66,568  $ 46,945     $ 52,436  $116,887     $113,649  $102,984      $ 81,086
  Ratio of earnings to
    fixed charges (3)          1.65         2.33      1.21         1.66      1.63         3.06      1.48          2.04


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

Results of Operations

Consolidated

     Revenues for the three months ended June 30, 2000 were $292.9 million, a decrease of $20.0 million, or 6%, compared to the same period in 1999. For the six months ended June 30, 2000, revenues were $592.0 million, an increase of $77.2 million, or 15%, over the corresponding 1999 period. The decrease in revenues for the quarter was primarily due to a $15.3 million decrease in subscriber revenues earned by SNG, a $8.3 million decrease in subscription and newsstand sales and advertising revenues earned by TV Guide magazine, and other revenue declines, partially offset by increased service fee and advertising revenues for TV Guide Interactive and TV Guide Channel, respectively. The increase in revenues for the six-month period was primarily due to $105.0 million of additional revenues attributable to TV Guide magazine, which was acquired by the Company on March 1, 1999, and increased service fee and advertising revenues for TV Guide Interactive and TV Guide Channel, respectively, partially offset by a $28.5 million decrease in subscriber revenues earned by SNG and other revenue declines.

     Operating expenses, excluding depreciation and amortization, were $235.6 million for the quarter ended June 30, 2000, a decrease of $10.8 million, or 4%, when compared to the same period in 1999. For the six months ended June 30, 2000, operating expenses, excluding depreciation and amortization, were $475.2 million, an increase of $74.0 million, or 18%, over the corresponding 1999 period. The decrease in operating expenses for the quarter was primarily due to a $15.5 million decrease in costs to operate SNG. The increase in operating expenses for the six-month period was primarily due to increased operating costs of $79.8 million attributable to TV Guide magazine, coupled with increased costs associated with development of the various TV Guide Interactive guidance products and the TVG Network, partially offset by lower costs to operate SNG.

     Depreciation and amortization during the second quarter of 2000 was $36.1 million, relatively unchanged from $36.2 million during the second quarter of 1999. For the six months ended June 30, 2000, depreciation and amortization was $71.5 million, an increase of $20.2 million, or 39%, over the corresponding 1999 period. The increase in depreciation and amortization for the six-month period was primarily a result of amortization of intangible assets and other depreciation resulting from the acquisition of TV Guide magazine.

     Interest expense during the second quarter of 2000 was $13.8 million, an increase of $1.5 million over the same period in 1999. Interest expense during the six months ended June 30, 1999 was $27.1 million, an increase of $8.7 million, or 48%, over the same period in 1999. The increase in interest expense during the quarter was primarily attributable to increased debt levels coupled with higher interest rates. The increase in interest expense during the six-month period was attributable to increased debt levels resulting primarily from the issuance of $400 million of senior subordinated notes and $185 million of bank debt to fund a portion of the TV Guide Transaction on March 1, 1999, coupled with higher interest rates.

     Other income totaled $3.1 million for the quarter, an increase of $1.9 million over the same period in 1999 and $1.8 million for the six-month period, an increase of $294,000 over the corresponding period in 1999. Included in other expense in 2000 were $3.9 million of expenses associated with the merger transaction with Gemstar, which were primarily incurred in the first quarter.

     The Company's effective tax rate, computed as the provision for income taxes divided by income before income taxes and minority interest, less that portion of minority interest in earnings attributable to entities not subject to income taxes, was 85% for the six-month period ended June 30, 2000 compared to 41% for the same period in 1999. The increase in the effective rate was due to the increase in non-deductible goodwill amortization as a result of the TV Guide acquisition.

     Minority interest in earnings for the quarter and six-month period ended June 30, 2000 of $4.6 million and $7.1 million, respectively, represents that portion of earnings attributable to the minority ownership in SNG, SSDS and Infomedia S.A.

TV Guide Magazine Group

     The following table sets forth certain financial information for TV Guide Magazine Group for the three months and six months ended June 30, 2000 and 1999:

                              Three Months Ended    Six Months Ended
                                   June 30,             June 30,
                               2000        1999     2000        1999
                               ----        ----     ----        ----
                                         (in thousands)

     Revenues                $154,435    $160,955  $315,297    $329,169
     Operating expenses       118,828     123,510   237,979     249,053
     Depreciation               1,841       1,902     3,548       3,714
                             --------    --------  --------    --------
     Operating income
       before amortization   $ 33,766    $ 35,543  $ 73,770    $ 76,402
                             ========    ========  ========    ========

     Operating margin
       percentage (before
       amortization)              22%         22%       23%         23%



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

     TV Guide Magazine Group's revenues for the three months ended June 30, 2000 were $154.4 million, a decrease of $6.5 million, or 4%, from the same period in 1999. For the six months ended June 30, 2000, revenues were $315.3 million, a decrease of $13.9 million, or 4%, from the corresponding 1999 period. The decrease in revenues during both periods of 2000 was primarily due to decreases in subscription and newsstand sales of $3.7 million for the quarter and $7.2 million for the six-month period coupled with reductions in advertising revenue of $4.6 million and $6.1 million for the quarter and six-month period, respectively, resulting from the rate base reduction during 1999. Paid subscription circulation for the magazine during the quarter and six-month period ended June 30, 2000 was 9.2 million and 9.1 million per week, respectively, a decrease of 373,000 copies, or 4%, for the quarter and a decrease of 431,000 copies, or 5%, for the six-month period, from the corresponding periods in the prior year. Newsstand sales for the magazine averaged 1.5 million copies per week during the quarter ended June 30, 2000 compared to 2.1 million for the same quarter in the prior year.

     Operating expenses, excluding depreciation and amortization, for the second quarter of 2000 were $118.8 million, a decrease of $4.7 million, or 4%, from the same period in 1999. For the six months ended June 30, 2000, operating expenses, excluding depreciation and amortization, were $238.0 million, a decrease of $11.1 million, or 4%, compared to the same period in 1999. The decrease in operating expenses for both periods is primarily due to savings in manufacturing and distribution expenses resulting from the reduction in the rate base during 1999.

     Depreciation in the second quarter and six months ended June 30, 2000 was $1.8 million and $3.5 million, respectively, both relatively unchanged compared to the same periods in 1999.

TV Guide Television Group

     The following table sets forth certain financial information for the TV Guide Television Group for the three months and six months ended June 30, 2000 and 1999:

                              Three Months Ended    Six Months Ended
                                   June 30,             June 30,
                               2000        1999     2000        1999
                               ----        ----     ----        ----
                                         (in thousands)

     Revenues                $23,920     $19,159   $48,023     $38,822
     Operating expenses       14,406      10,424    29,019      21,336
     Depreciation and
       amortization            2,548       1,605     4,878       3,303
                             -------     -------   -------     -------
     Operating income        $ 6,966     $ 7,130   $14,126     $14,183
                             =======     =======   =======     =======

     Operating margin
       percentage                29%         37%       29%         37%


     TV Guide Television Group's revenues for the three months ended June 30, 2000 were $23.9 million, an increase of $4.8 million, or 25%, over the same period in 1999. For the six months ended June 30, 2000, revenues were $48.0 million, an increase of $9.2 million, or 24%, over the same period in 1999. The increase in revenues for both periods was largely attributable to advertising revenues, which grew $6.6 million, or 59%, over the second quarter of 1999 and $11.5 million, or 51%, over the first six months of 1999 due to higher rates and increased infomercial time. These increases were partially offset by reductions in TV Guide Channel and Sneak Prevue service fee revenue of $1.8 million during the second quarter and $2.3 million during the first six months of 2000 due to lower rates on TV Guide Channel and increased accounts receivable reserves. Domestically, TV Guide Channel subscriber counts increased by 257,000, or 1%, to 49.7 million as of June 30, 2000 compared to those as of June 30, 1999. Sneak Prevue subscribers increased by 220,000, or 1%, to 33.5 million during the same period.

     Operating expenses, excluding depreciation and amortization, increased $4.0 million, or 38%, during the second quarter of 2000 and $7.7 million, or 36%, for the six-month period when compared to the same periods in 1999. The increase in operating expenses for both periods was due primarily to additional employees added to accommodate the TV Guide Television Group's growth and product development and enhancements coupled with increased programming costs incurred for new and expanded programming segments. The increase in operating expenses for the six months ending June 30, 2000 was partially offset by a $675,000 reduction in marketing costs as a result of costs incurred to advertise and launch the rebranded TV Guide Channel in the first quarter of 1999, which were not incurred during 2000.

     Depreciation and amortization during the second quarter of 2000 was $2.5 million, an increase of $943,000, or 59%, over the same period in 1999. For the six months ended June 30, 2000, depreciation and amortization increased $1.6 million, or 48%, over the same period in 1999. The increase in depreciation and amortization for both periods was a result of the acquisition of additional customer control units and video production equipment necessary to support the various TV Guide Television Group products.

TV Guide Interactive Group

Guidance Products

     Revenues for the three months ended June 30, 2000 were $5.8 million, an increase of $2.8 million, or 95%, when compared to the same period in 1999. For the six months ended June 30, 2000, revenues were $9.4 million, an increase of $4.9 million, or 108%, over the same period in 1999. The increase in revenue during both periods was primarily due to increased service fee revenue attributable to TV Guide Interactive of $2.6 million and $4.0 million for the second quarter and first six months, respectively, when compared to the same periods in 1999. TV Guide Worldwide's service fee revenue was relatively unchanged during the second quarter and increased by $388,000 in the first six months of 2000 when compared to the same periods in 1999. TV Guide Online's advertising revenue increased by $115,000 and $344,000 during the second quarter and first six months of 2000 when compared to the same periods in 1999.

     Operating expenses, excluding depreciation and amortization, for the second quarter of 2000 were $14.7 million, an increase of $6.8 million, or 87%, from the second quarter of 1999. For the six months ended June 30, 2000, operating expenses, excluding depreciation and amortization, were $24.6 million, an increase of $9.4 million, or 62%, over the same period in 1999. The increase in operating expenses during both periods was primarily due to increased technology costs and additional employees added to accommodate the growth in TV Guide Interactive, TV Guide Online and TV Guide Worldwide.

     Depreciation and amortization for the second quarter of 2000 was $1.3 million, an increase of $187,000, or 17%, when compared to the same period in 1999. For the six months ended June 30, 2000, depreciation and amortization was $2.5 million, an increase of $308,000, or 14%, over the corresponding 1999 period. The increase in depreciation and amortization for both periods was primarily due to the acquisition of video production equipment necessary to support the TV Guide Interactive Group.


ODS Technologies, L.P.

     ODS Technologies, L.P. produces, markets and distributes TVG
Network, a network focused on the horse racing industry. TVG Network was launched in July 1999.

     Revenues for the three months ended June 30, 2000 were $391,000, an increase of $232,000, or 146%, when compared to the same period in 1999. For the six months ended June 30, 2000, revenues were $625,000, an increase of $353,000, or 130%, over the corresponding 1999 period. Revenues for both periods reflect the early stages of development of the TVG Network.

     Operating expenses, excluding depreciation and amortization, were $13.3 million in the second quarter of 2000, an increase of $6.0 million, or 82%, compared to the same period in 1999. For the six months ended June 30, 2000, operating expenses, excluding depreciation and amortization, were $25.2 million, an increase of $15.2 million, or 152%, over the same period in 1999. The increase in operating expenses for both periods reflects the additional costs associated with operating the network that were not incurred during the first six months of 1999.

     Depreciation and amortization of $727,000 in the second quarter of 2000 and $1.4 million for the first six months of 2000 was composed primarily of amortization of intangible assets recorded as part of the 1998 acquisition of the controlling interest in ODS.

United Video Group

Superstar/Netlink Group, LLC

     The following table sets forth certain financial information for SNG for the three months and six months ended June 30, 2000 and 1999:

                              Three Months Ended    Six Months Ended
                                   June 30,             June 30,
                               2000        1999     2000        1999
                               ----        ----     ----        ----
                                         (in thousands)

     Revenues                $81,401     $ 96,681  $169,350   $197,825
     Operating expenses       61,980       77,471   131,703    158,923
     Depreciation and
       amortization            2,878        2,225     5,556      4,453
                             -------     --------  --------   --------
     Operating income        $16,543     $ 16,985  $ 32,091   $ 34,449
                             =======     ========  ========   ========

     Operating margin
       percentage                20%          18%       19%        17%


     Revenues generated by SNG for the three months ended June 30, 2000 were $81.4 million, a decrease of $15.3 million, or 16%, compared to the same period in 1999. For the six months ended June 30, 2000, revenues were $169.4 million, a decrease of $28.5 million, or 14%, compared to the corresponding period in 1999. Revenue decreased for both periods primarily due to a decline in subscribers. Retail subscribers purchasing programming from SNG as of June 30, 2000 totaled approximately 786,000, a decrease of 71,000, or 8%, during the quarter and a decrease of 267,000, or 25%, during the prior twelve months. During the quarter ended June 30, 2000, the C-band industry declined 5%, decreasing by 85,000 subscribers, and for the twelve month period ended June 30, 2000, the industry decreased by 307,000 subscribers, or 17%. SNG's subscriber decline results from both the general decline in the industry and the impact from conversion of subscribers to direct broadcast satellite programming under the Company's marketing alliance agreement with Echostar Satellite Corporation and is expected to continue.

     Operating expenses, excluding depreciation and amortization, were $62.0 million in the second quarter of 2000, a decrease of $15.5 million, or 20%, compared to the same period in 1999. For the first six months of 2000, operating expenses, excluding depreciation and amortization, decreased $27.2 million, or 17%, compared to the same period in 1999. The decrease in operating expenses for both periods as compared to the corresponding periods in the prior year was due primarily to an overall reduction of expenses related to the general subscriber decline and programming fees associated with those subscribers.

     Depreciation and amortization for the second quarter of 2000 was $2.9 million, an increase of $653,000, or 29%, compared to the same period in 1999. For the six months ended June 30, 2000, depreciation and amortization was $5.6 million, an increase of $1.1 million, or 25%, over the corresponding 1999 period. The increase for both periods was primarily due to a change in the remaining estimated life of certain intangible assets associated with the C-band business.

UVTV

     The following table sets forth certain financial information for UVTV for the three months and six months ended June 30, 2000 and 1999:

                              Three Months Ended    Six Months Ended
                                   June 30,             June 30,
                              2000          1999    2000        1999
                              ----          ----    ----        ----
                                           (in thousands)

     Revenues                $18,853      $22,235  $36,986    $44,011
     Operating expenses        8,739       11,255   17,233     21,273
     Depreciation and
       amortization              787          664    1,572      1,298
                             -------      -------  -------    -------
     Operating income        $ 9,327      $10,316  $18,181    $21,440
                             =======      =======  =======    =======
     Operating margin
       percentage                49%          46%      49%        49%


     UVTV's revenues for the three months ended June 30, 2000 were $18.9 million, a decrease of $3.4 million, or 15%, when compared to the same period in 1999. For the six months ended June 30, 2000, revenues were $37.0 million, a decrease of $7.0 million, or 16%, from the corresponding period in 1999. The decrease in revenue for both periods was primarily attributable to the continued decline in C-band customers coupled with decreased cable rates for superstations resulting from the continued consolidation of the cable industry, partially offset by an increase in direct broadcast satellite customers. As of June 30, 2000, UVTV/WGN subscribers totaled 48.1 million, an increase of 1.5 million, or 3%, from June 1999.

     Operating expenses, excluding depreciation and amortization, were $8.7 million during the second quarter of 2000, a decrease of $2.5 million, or 22%, from the second quarter of 1999. For the six months ended June 30, 2000, operating expenses, excluding depreciation and amortization were $17.2 million, a decrease of $4.0 million, or 19%, from the corresponding 1999 period. The decrease in operating expenses for both periods was primarily the result of decreased copyright expense associated with both lower copyright rates and the decline in the C-band industry.

     Depreciation and amortization in the second quarter of 2000 was $787,000, an increase of $123,000, or 19%, over the same period in 1999. For the six months ended June 30, 2000, depreciation and amortization increased $274,000, or 21%, over the same period in 1999.

Other

     The remaining operations of the United Video Group consist primarily of those of SSDS, TV Guide Enterprise Solutions ("TVGES") and SpaceCom Systems.

     Revenues for this group of businesses in the second quarter of 2000 were $14.7 million, a decrease of $2.9 million, or 16%, compared to the second quarter of 1999. For the six months ended June 30, 2000, revenues were $26.9 million, a decrease of $5.5 million, or 17%, compared to the corresponding 1999 period. The decrease in revenues for both periods was primarily attributable to a decrease in systems integration services revenue at SSDS.

     Operating expenses, excluding depreciation and amortization, decreased by $5.1 million, or 33%, during the second quarter of 2000 to $10.2 million from the same period in 1999. Operating expenses, excluding depreciation and amortization, decreased $5.7 million, or 19%, during the first six months of 2000 to $23.9 million from the same period in 1999. The decrease in operating expenses for both periods was primarily attributable to the decrease in SSDS revenue noted above.

     On February 28, 2000, SSDS entered into an agreement to sell its client/server and web-based networks integration services division and on April 21, 2000, the transaction was consummated. No gain or loss was recognized as a result of the sale.

Liquidity and Capital Resources

     For the six months ended June 30, 2000, net cash flows from operating activities were $26.3 million. This cash flow, plus existing cash resources, borrowings of $55.0 million under revolving bank credit facilities, and proceeds of $13.5 million from the sale of the integrated services division of SSDS were used to fund the Company's investments of $58.8 million, capital expenditures of $20.9 million and reduction in the Company's note payable and capitalized lease obligations of $5.7 million.

     At June 30, 2000, the Company's cash, cash equivalents and marketable securities aggregated $114.9 million, an increase of $1.0 million from that as of December 31, 1999. The above total includes $71.9 million of cash and cash equivalents held by SNG, in which the Company had an approximate 80% ownership interest. As of June 30, 2000, $14.5 million of such securities were equity securities and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits exposure to interest rate fluctuations for periods in excess of 18 months.

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

     On March 1, 1999, the Company issued $400 million in 8 1/8% senior subordinated notes due 2009 and entered into a $300 million six-year revolving credit facility and a $300 million 364-day revolving credit facility with a group of banks. Proceeds from the issuance of the senior subordinated notes and borrowings of approximately $185 million under the six-year revolving credit facility were used to fund a portion of the TV Guide Transaction cash consideration. The 364-day revolving credit facility has been amended to extend its maturity date to February 24, 2001, when borrowings outstanding under the facility convert to a four-year term loan, and to allow for the merger transaction with Gemstar-TV Guide International, Inc. (formerly Gemstar International Group Limited)("Gemstar"). In accordance with the terms of its senior subordinated notes, on August 10, 2000, the Company commenced an offer to purchase for cash all of such notes. (See "Current Developments"). Borrowings under the credit facilities bear interest either at the bank's prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. For the first year of the credit facilities, the LIBOR margin was fixed at a minimum of 1.25%. The credit facilities are subject to prepayment or reduction at any time without penalty. As of June 30, 2000, the Company had available borrowing capacity under the six-year revolving credit facility and 364-day revolving credit facility of approximately $29.7 million and $300.0 million, respectively.

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

     As of June 30, 2000, the Company had approximately $681.3 million of long-term debt (including current portions) and unused borrowing capacity under bank credit facilities of approximately $329.7 million (subject to customary borrowing conditions). In addition, subject to restrictions contained in the bank credit facilities and the indenture governing the notes, the Company may borrow more money for working capital, capital expenditures, acquisitions and other purposes. The Company's significant indebtedness could have important consequences. For example, the Company's ability to obtain any necessary financing in the future for working capital, capital expenditures, acquisitions, debt service requirements and other purposes may be limited; a large portion of the cash flow of the Company's subsidiaries must be dedicated to the payment of interest on debt and will not be available for financing operations and other business activities; the level of debt and the covenants governing such debt could limit the Company's flexibility in planning for, or reacting to, changes in the Company's business because certain financing options may be limited or prohibited; the Company's degree of leverage may be more than that of competitors, which may place the Company at a competitive disadvantage; and the Company's level of debt may make the Company more vulnerable in the event of a downturn in the Company's business or the economy in general.

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

     The Company collects in advance a majority of its TV Guide magazine subscription fees, SNG subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. As of June 30, 2000, the unearned portion of all prepayments (including non current portion) totaled $346.6 million, of which approximately $245.0 million, or 71%, was attributable to TV Guide magazine and approximately $95.8 million, or 28%, was attributable to SNG. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service in 1992, the Company was obligated for net minimum lease payments aggregating $11.0 million as of June 30, 2000, a reduction of approximately $2.0 million, or 15%, from the obligation existing at the prior year's end. The Company expects to further reduce the lease obligation during the next twelve months by approximately $4.1 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $7.9 million in operating expenses, net of sublease revenue, during the six months ended June 30, 2000.

     Capital expenditures during the six months ended June 30, 2000 of $20.9 million were principally attributable to the purchase of control units provided to TV Guide Channel's cable television customers, data processing equipment and systems and furniture, fixtures and facilities used by the Company.

     At the discretion of its management committee and in keeping with certain Company debt covenants, SNG makes periodic cash distributions to its members. During the six months ended June 30, 2000, cash distributions to minority interests in SNG aggregated $6.7 million.

Current Developments

     On July 12, 2000, the Company and Gemstar completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of October 4, 1999, as amended, among Gemstar, G Acquisition Subsidiary Corp., a wholly owned subsidiary of Gemstar, and TV Guide. As a result of the merger, TV Guide became a wholly owned subsidiary of Gemstar, and TV Guide stockholders received 0.6573 of a share of Gemstar common stock for each share of TV Guide common stock outstanding at the time of the merger.

      The indenture governing the Company's 8 1/8% senior subordinated notes due 2009 contains provisions which require the Company to repurchase the outstanding 8 1/8% senior subordinated notes as a result of the merger with Gemstar, at the option of the holders, at a purchase price at 101% of principal plus accrued and unpaid interest. On August 10, 2000, the Company commenced an offer, which expires on September 15, 2000, unless extended, to purchase the notes for cash. The Company had previously amended the agreements governing its bank credit facilities to allow the transaction with Gemstar to occur without requiring repayment of the outstanding borrowings under the bank credit facilities and to extend the availability of the 364-day, $300 million facility, originally expiring on March 1, 2000, through February 24, 2001. The Company continues to assess its options with respect to financing the repurchase of its subordinated notes, but expects that the repurchase will be funded through a combination of existing cash, borrowings under the bank credit facility and, subject to Gemstar's approval, Gemstar's available cash.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes is primarily related to its variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million 364-day revolving credit facility, which were entered into in conjunction with the TV Guide Transaction. Borrowings under the 364-day revolving credit facility convert to a four-year term loan at maturity, which has been extended to February 24, 2001. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and cash flow are affected by interest rate fluctuations. At June 30, 2000, the Company had $270.3 million outstanding under the six-year revolving credit facility and no borrowings outstanding under the 364-day revolving credit facility. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $2.7 million in interest expense and a corresponding decrease or increase of $2.7 million in the Company's cash flow.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     During July 2000, the Company was served with three class action complaints filed in the United States District Court for the Southern District of New York on behalf of magazine subscribers. The Company has reason to believe that two or three additional lawsuits of similar legal claims and allegations may possibly be served upon the Company. These complaints allege that the Company, the Magazine Publishers Association ("MPA") and twelve other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Although these lawsuits have just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the action in court.

     On June 22, 2000, the Company settled all claims made by the broadcast networks and their affiliates for alleged violations of the network service restrictions in the "red zone/green zone" plan which were brought to the Company's attention during the first quarter. The settlement had no significant impact on the operating results of the Company.

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar. The Company expects that the litigation between the Company and Gemstar and its affiliates will be formally dismissed in the near term. See Legal Proceedings in the Notes to the Condensed Consolidated Financial Statements.

ITEM 2.   CHANGES IN SECURITIES

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar pursuant to an Agreement and Plan of Merger dated as of October 4, 1999, as amended. TV Guide stockholders received 0.6573 of a share of Gemstar common stock for each share of TV Guide common stock outstanding at the time of the merger.

     The Company currently has outstanding 100 shares of common stock which are held by Gemstar.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits


Exhibit
  No.                    Exhibit Description



12.1**    Computation of Ratio of Earnings to Fixed Charges
27.1**    Financial Data Schedule

---------------

** Filed herewith


     b.   Reports on Form 8-K

          No reports on Form 8-K were filed during the second quarter of 2000.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TV Guide, Inc.
                                            (Registrant)



Date:  August 14, 2000              By:    /s/ Peter C. Boylan III
                                        -------------------------------
                                           Peter C. Boylan III
                                              President and
                                         Chief Operating Officer



                                 By:       /s/ Craig M. Waggy
                                      ------------------------------
                                             Craig M. Waggy
                                        Senior Vice President and
                                         Chief Financial Officer