Form 10-Q
period 2000-09-30
TV GUIDE INC
filed 2000-11-14
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                              FORM 10-Q


(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934.  FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

Number of shares outstanding of each of the registrant's classes of common stock as of November 14, 2000:


          TITLE OF CLASS                     NUMBER OF SHARES
    Common Stock $.01 Par Value                     100

                           TV GUIDE, INC.

                               INDEX

                                                              PAGE
                                                              ----

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets . . . . . .    3

            Condensed Consolidated Statements of
              Operations  . . . . . . . . . . . . . . . . . .    4

            Condensed Consolidated Statements of
              Cash Flows  . . . . . . . . . . . . . . . . . .    5

            Notes to Condensed Consolidated Financial
              Statements  . . . . . . . . . . . . . . . . . .    6

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results of
              Operation   . . . . . . . . . . . . . . . . . .   26

Item 3.     Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . . .   33


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . .   34

Item 2.     Changes in Securities . . . . . . . . . . . . . .   35

Item 3.     Defaults Upon Senior Securities . . . . . . . . .   35

Item 4.     Submission of Matters to a Vote of Security
              Holders . . . . . . . . . . . . . . . . . . . .   35

Item 5.     Other Information . . . . . . . . . . . . . . . .   35

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . .   35

Signature   . . . . . . . . . . . . . . . . . . . . . . . . .   36

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             TV GUIDE, INC.
          CONDENSED CONSOLIDATED BALANCE SHEETS - UNAUDITED
                             (In millions)


                                           September 30,  December 31,
                                              2000           1999
                                            Successor     Predecessor
                                             Company        Company
                                             -------        -------
ASSETS
Current assets:
 Cash and cash equivalents                 $    91.0       $   93.2
 Marketable securities, at fair value            7.1           20.7
 Accounts receivable, net                      250.5          293.3
 Deferred tax asset                             15.7            4.3
 Inventories and other current
  assets                                        39.4           29.8
                                           ---------       --------
Total current assets                           403.7          441.3

Property, plant and equipment, net              82.1           75.7
Intangible assets, net                       9,622.1        2,755.5
Other assets                                   158.6           42.3
                                           ---------       --------
Total assets                               $10,266.5       $3,314.8
                                           =========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $    40.7       $   72.6
 Accrued liabilities                           130.6          127.6
 Note payable and current portion of
  capital lease obligations                      3.5            7.8
 Customer prepayments and deferred
  revenue                                      294.3          290.4
                                           ---------       --------
Total current liabilities                      469.1          498.4

Deferred tax liability                       1,402.0          647.1
Capital lease obligations and
 long-term debt                                662.0          624.3
Other long-term liabilities                     62.1           62.3
Minority interest                                5.1            5.0

Stockholders' equity:
 Common stock, $.01 par value                     --            3.0
 Additional paid in capital                  7,891.7        1,283.9
 Unearned compensation                         (79.5)            --
 Retained earnings
  (accumulated deficit)                       (145.2)         181.5
 Accumulated other comprehensive
  income, net of tax                            (0.8)           9.3
                                           ---------       --------
Total stockholders' equity                   7,666.2        1,477.7
                                           ---------       --------
Total liabilities and stockholders'
 equity                                    $10,266.5       $3,314.8
                                           =========       ========


                        See accompanying notes.



                            TV GUIDE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                            (In millions)

                         Period From                                   Period From
                         July 13, 2000  Period From    Three Months    July 13, 2000  Period From      Nine Months
                         to             July 1, 2000   Ended           to             January 1, 2000  Ended
                         September 30,  to             September 30,   September 30,  to               September 30,
                         2000           July 12, 2000  1999            2000           July 12, 2000    1999
                         Successor      Predecessor    Predecessor     Successor      Predecessor      Predecessor
                         Company        Company        Company         Company        Company          Company
                         -------------  -------------  --------------  -------------  ---------------  -------------


Revenues                 $ 243.6        $ 31.2         $302.6          $ 243.6        $623.3           $817.4

Operating expenses:
 Operating expenses,
  excluding stock
  compensation and
  depreciation and
  amortization             189.6          48.6          249.7            189.6         523.8            650.8
 Stock compensation
  expense                    8.6          14.6             --              8.6          14.6               --
 Depreciation and
  amortization             204.9           4.7           34.7            204.9          76.2             86.0
                         -------        ------         ------          -------        ------           ------
                           403.1          67.9          284.4            403.1         614.6            736.8
                         -------        ------         ------          -------        ------           ------
Operating income
 (loss)                   (159.5)        (36.7)          18.2           (159.5)          8.7             80.6
                         -------        ------         ------          -------        ------           ------

Interest expense           (11.8)         (1.8)         (12.3)           (11.8)        (28.9)           (30.7)
Other income (expense),
 net                         1.0          (5.6)           1.7              1.0          (3.8)             3.2
                         -------        ------         ------          -------        ------           ------
Income (loss) before
 income taxes and
 minority interest        (170.3)        (44.1)           7.6           (170.3)        (24.0)            53.1
Benefit (provision)
 for income taxes           28.8          10.3           (3.5)            28.8          (1.1)           (19.1)
Minority interest in
 earnings                   (3.7)         (0.6)          (2.8)            (3.7)         (7.7)           (10.1)
                         -------        ------         ------          -------        ------           ------
Net income (loss)        $(145.2)       $(34.4)        $  1.3          $(145.2)       $(32.8)          $ 23.9
                         =======        ======         ======          =======        ======           ======

                        See accompanying notes.



                             TV GUIDE, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                            (In millions)


                             Period From         Period From
                             July 13, 2000       January 1, 2000       Nine Months
                             to                  to                    ended
                             September 30, 2000  July 12, 2000         September 30, 1999
                             Successor Company   Predecessor Company   Predecessor Company
                             ------------------  -------------------   -------------------


Operating activities:
Net income (loss)            $(145.2)            $ (32.8)              $  23.9
Adjustments to reconcile
 net income to net cash
 provided by operating
 activities:
  Depreciation and
   amortization                204.9                76.2                  86.0
  Minority interest in
   earnings                      3.7                 7.7                  10.1
  Deferred income taxes        (37.5)              (26.9)                (22.5)
  Stock compensation
   expense                       8.6                14.6                    --
  Other                          0.6                 0.7                   2.7
  Changes in operating
   assets and liabilities,
   net of the effect of
   acquisitions and
   disposals:
    Accounts receivable         33.8                (3.3)                (68.3)
    Inventories and other
     current assets             (0.1)              (10.8)                  8.1
    Accounts payable            (9.1)              (22.0)                  0.8
    Accrued liabilities        (40.3)               30.3                  29.1
    Customer prepayments
     and deferred
     revenues                    9.7                (5.8)                (26.6)
    Other                       (0.5)               (1.6)                   --
                             -------             -------               -------
Net cash provided by
 operating activities           28.6                26.3                  43.3

Investing activities:
 Investments and
  acquisitions, net of
  cash acquired                 (1.1)              (58.8)               (815.9)
 Sale of assets                   --                13.5                    --
 Capital expenditures           (8.6)              (20.9)                (21.3)
 Purchases of marketable
  securities                      --                  --                  (3.5)
 Sales of marketable
  securities                      --                 0.7                   4.8
 Maturities of marketable
  securities                      --                  --                   1.1
 Other                          (0.3)               (0.7)                 (1.7)
                             -------             -------               -------
Net cash used in investing
 activities                    (10.0)              (66.2)               (836.5)

Financing activities:
 Issuance of senior
  subordinated notes              --                  --                 400.0
 Repayment of senior
  subordinated notes          (331.9)                 --                    --
 Borrowings under bank
  credit facilities            313.4                55.0                 215.3
 Debt issuance costs              --                  --                 (15.6)
 Repayment of note payable
  and capital lease
  obligations                   (0.7)               (5.7)                 (1.1)
 Issuance of common stock         --                 2.6                 132.6
 Contributions from
  Liberty Media-Netlink           --                  --                   8.0
 Distributions to minority
  interests, net                (3.6)               (5.8)                 (7.5)
 Other                          (4.2)                 --                  (0.4)
                             -------             -------               -------
Net cash provided by
 (used in) financing
  activities                   (27.0)               46.1                 731.3
                             -------             -------               -------
Net increase (decrease)
 in cash and cash
 equivalents                    (8.4)                6.2                 (61.9)
Cash and cash equivalents
 at beginning of period         99.4                93.2                 155.6
                             -------             -------               -------
Cash and cash equivalents
 at end of period            $  91.0             $  99.4               $  93.7
                             =======             =======               =======
Supplemental disclosures
 of cash flow information:
  Interest paid              $  22.8             $  26.3               $  10.6
  Income taxes paid              1.6                27.1                  46.2


                        See accompanying notes.

                              TV GUIDE, INC.
   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                           SEPTEMBER 30, 2000



1.   Organization and Basis of Presentation

     TV Guide, Inc. ("TV Guide" or the "Company") is an international technology and media company that provides print and electronic program listings guides and program promotion services to households via magazine subscriptions, newsstands, cable television systems, direct-to-home satellite providers and the Internet; distributes programming to cable television systems and direct-to-home satellite providers;
markets satellite-delivered programming to C-band satellite dish owners; and provides satellite transmission services for private networks. The majority of the Company's operating income is earned through the sale and distribution of program listings guides and program promotion services, the sale of home satellite dish services and satellite distribution of video services.

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar-TV Guide International, Inc. (formerly Gemstar International Group Limited) ("Gemstar") pursuant to an Agreement and Plan of Merger, dated as of October 4, 1999, as amended. TV Guide stockholders received 0.6573 of a share of Gemstar common stock for each share of TV Guide common stock outstanding at the time of the merger. Following the merger, the capital stock of TV Guide ceased to be publicly traded. However, the Company's senior subordinated notes continue to be outstanding and the Company will continue to file reports with the Securities and Exchange Commission for so long as appropriate.

     For accounting purposes, the merger is being accounted for as of July 12, 2000 using the purchase method. Accordingly, the condensed consolidated financial statements for periods after that date reflect the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) made by Gemstar to the assets and liabilities of the Company and, therefore, are not comparable to those before the acquisition. The condensed consolidated financial statements for the periods after July 12, 2000 are labeled Successor Company. Statements for periods prior to July 12, 2000 are based on the historical accounts of the Company and are labeled Predecessor Company.

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

2.   Investments and Acquisitions

     TV Guide Transaction

     On March 1, 1999, the Company acquired from a subsidiary of The News Corporation Limited ("News Corp.") the stock of certain corporations (the "TV Guide Transaction") that publish TV Guide magazine and other printed television program listings guides and distribute, through the Internet, an entertainment service known as TV Guide Online (formerly TV Guide Entertainment Network or TVGEN). A subsidiary of News Corp. received shares of TV Guide common stock and $800 million in cash as consideration. In addition, the subsidiary of News Corp. acquired additional shares of TV Guide common stock for approximately $131 million in cash. The $800 million cash consideration portion of the transaction was funded from existing cash balances, the issuance of $400 million in 8 1/8% senior subordinated notes due 2009, bank borrowings of approximately $185 million drawn under a new bank credit facility and proceeds from the issuance of equity to the subsidiary of News Corp. The TV Guide Transaction was accounted for as a purchase. Accordingly, the consolidated financial statements include the results of operations of the TV Guide magazine businesses from March 1, 1999.

     The purchase price for the TV Guide Transaction was $1.9 billion, consisting of the shares of TV Guide common stock issued to a subsidiary of News Corp. at $9.32 per share, the average market price of the Company's common stock for a few days before and after the agreement on the TV Guide Transaction was reached and announced, $800 million in cash and certain transaction, severance and contract termination costs.

     Upon closing of the above transaction, the Company's name was changed from United Video Satellite Group, Inc. to TV Guide, Inc.


     Liberty Transaction

     On March 1, 1999, the Company issued to Liberty Media Corporation ("Liberty Media") shares of common stock in exchange for all of the outstanding shares of each of three subsidiaries of Liberty Media (the "Liberty Transaction") that together owned approximately 40% of Superstar/Netlink Group, LLC ("SNG")(bringing the Company's ownership interest in SNG to approximately 80%), a business that provides satellite-transmitted programming services known as the "Denver 6" and a business that sells programming packages to SMATV systems that serve hotels and multi-unit dwellings. The Liberty Transaction has been accounted for as a combination of entities under common control, similar to a pooling of interests.

3.   Credit Arrangements

     TV Guide has a $300 million six-year revolving credit facility expiring in February 2005 and a $300 million 364-day revolving credit facility expiring in February 2001 with a group of banks. Borrowings under the credit facilities bear interest (7.7% at September 30, 2000) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facilities. The credit facilities are subject to prepayment or reduction at any time without penalty. As of September 30, 2000, the Company had available borrowing capacity under the six-year revolving credit facility of approximately $16.3 million and no available borrowing capacity under the 364-day revolving credit facility. Any outstanding borrowings under the 364-day revolving credit facility on February 24, 2001 convert to a four-year amortizing term loan. In addition, the Company has outstanding as of September 30, 2000, $71.4 million in 8 1/8% senior subordinated notes due 2009.

     The indenture for the notes and the Company's bank credit facilities impose certain operating and financial restrictions on the Company. These restrictions include the designation of certain of the Company's subsidiaries as "restricted" for certain financing and operating matters which may significantly limit the ability of the Company to execute transactions, including the transfer of cash, between subsidiaries in the restricted group and subsidiaries in the unrestricted group or to transfer cash upstream to Gemstar. The subsidiaries in the unrestricted group are not subject to certain covenants in the indenture for the notes and may incur indebtedness, grant liens on their assets and sell all or a portion of their assets, among other things, without complying with the restrictions in the indenture.

     On September 15, 2000, the Company repurchased for cash $328.6 million of its outstanding $400 million in 8 1/8% senior subordinated notes at 101% of the outstanding principal amount of the notes plus accrued interest. The offer to repurchase the notes was required pursuant to the terms of the indenture governing the notes as a result of the change in control of the Company by reason of its acquisition by Gemstar. The repurchase was funded through a combination of available cash and borrowings under the bank credit facilities.

4.   Legal Proceedings

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. The State contends that the Company should have collected excise taxes from its customers during the period August 1985 through June 1994 and remitted such receipts to the State. In addition, the State has assessed penalties and interest on such allegedly due excise taxes. The Company believes it has a reasonable basis for its position and disagrees with the State's position. However, pursuant to the State's Protest Money Act which stops further accrual of interest during the appeals process, the Company has paid into the Illinois Court certain amounts, which represent the amount of the State's claim applicable to the period August 1985 through June 1994. Also pursuant to the State's Protest Money Act, the Company filed a Verified Complaint for Injunctive and Other Relief in the Cook County Chancery Court on February 28, 1995, and an Amended Verified Complaint on October 6, 1995. The Company filed a motion for summary judgment on August 29, 1996, asking the Court for summary disposition of the case. Pursuant to this motion, the Company received a partial refund of funds paid February 10, 1997. On March 13, 2000, the Company was awarded complete summary judgment in its favor. On May 5, 2000, the State appealed that judgment to the Illinois Appellate Court, First Judicial District, where the matter is pending.

     On October 4, 1999, a former employee of ODS Technologies, L.P. ("ODS"), filed a complaint against ODS in the Los Angeles Superior Court asserting causes of action for breach of contract and declaratory relief relating to the employee's employment agreement with ODS and seeking damages. The trial commenced in November 2000. The Company believes the claims are without merit and will vigorously defend the action in court.

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

     On May 3, 2000, a complaint was filed against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc.), and other parties by United Magazine Company, Inc. ("Unimag") and its subsidiaries in the U.S. District Court for the Southern District of New York. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Tax. Although this lawsuit has just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the action in court. The Company has filed a motion to dismiss all of the claims asserted against it.

     During July and August 2000, the Company was served with more than twenty class action complaints filed primarily in the United States District Court for the Southern District of New York on behalf of magazine subscribers. The Company has reason to believe that several additional lawsuits of similar legal claims and allegations may possibly be served upon the Company. These complaints allege that the Company, the Magazine Publishers Association ("MPA"), and twelve other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Although these lawsuits have just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the actions in court.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

5.   Segment Information

     Effective July 12, 2000, the Company restructured its businesses into four groups for financial reporting purposes: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technology; the Company's technology includes the interactive program guide ("IPG") marketed by TV Guide Interactive and TV Guide International; the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary IPG platforms; the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, and other television media properties, and which includes a media sales group that services all of the Company's media platforms; and the Investments and Holdings Sector, which operates a variety of businesses including the startup Television Games Network. Segment information reported in prior years has been reclassified to conform with the current year presentation.

     The Company's reportable segments are strategic business units that offer different products and services. The reportable segments are measured based on EBITDA (operating income before stock compensation expense and depreciation and amortization) including allocated corporate expenses. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices.

     Segment information for the period from July 13, 2000 to September 30, 2000, the period July 1, 2000 to July 12, 2000, the three months ended September 30, 1999, the period from January 1, 2000 to July 12, 2000, and the nine months ended September 30, 1999, is as follows:



             PERIOD FROM JULY 13, 2000 TO SEPTEMBER 30, 2000
                            SUCCESSOR COMPANY
                              (In millions)


                           Technology                  Media         Investments
                           and           Interactive   and           and
                           Licensing     Platforms     Services      Holdings
                           Sector        Sector        Sector        Sector        Eliminations  Consolidated
                           ----------    ----------    --------      -----------   ------------  ------------


Revenues                   $ 3.2         $    1.1      $  153.9      $ 87.1        $  (1.7)      $   243.6

Expenses                     4.6              9.6         107.7        69.4           (1.7)          189.6
                           -----         --------      --------      ------        -------       ---------

EBITDA                     $(1.4)        $   (8.5)     $   46.2      $ 17.7        $    --            54.0
                           =====         ========      ========      ======        =======

Stock compensation                                                                                    (8.6)
Depreciation and
 amortization                                                                                       (204.9)
Interest expense                                                                                     (11.8)
Other income, net                                                                                      1.0
                                                                                                 ---------
Income (loss) before
 income taxes and
 minority interest                                                                               $  (170.3)
                                                                                                 =========

Capital expenditures       $  --         $    0.3      $    7.2      $  1.1        $    --       $     8.6
                           =====         ========      ========      ======        =======       =========

Total assets               $  --         $6,024.8      $3,436.5      $937.9        $(132.7)      $10,266.5
                           =====         ========      ========      ======        =======       =========



               PERIOD FROM JULY 1, 2000 to JULY 12, 2000
                          PREDECESSOR COMPANY
                             (In millions)



                           Technology                  Media         Investments
                           and           Interactive   and           and
                           Licensing     Platforms     Services      Holdings
                           Sector        Sector        Sector        Sector        Eliminations  Consolidated
                           ----------    ----------    --------      -----------   ------------  ------------

Revenues                   $0.6          $ 0.1         $18.0         $ 12.8        $(0.3)        $ 31.2

Expenses                    0.3            1.2          14.6           32.8         (0.3)          48.6
                           ----          -----         -----         ------        -----         ------

EBITDA                     $0.3          $(1.1)        $ 3.4         $(20.0)       $  --          (17.4)
                           ====          =====         =====         ======        =====

Stock compensation                                                                                (14.6)
Depreciation and
 amortization                                                                                      (4.7)
Interest expense                                                                                   (1.8)
Other expense, net                                                                                 (5.6)
                                                                                                 ------
Income (loss) before
 income taxes and
 minority interest                                                                               $(44.1)
                                                                                                 ======

Capital expenditures       $ --          $  --         $  --         $   --        $  --         $   --
                           ====          =====         =====         ======        =====         ======




                  THREE MONTHS ENDED SEPTEMBER 30, 1999
                           PREDECESSOR COMPANY
                              (In millions)



                           Technology                  Media         Investments
                           and           Interactive   and           and
                           Licensing     Platforms     Services      Holdings
                           Sector        Sector        Sector        Sector        Eliminations  Consolidated
                           ----------    ----------    --------      -----------   ------------  ------------

Revenues                   $ 2.0         $ 0.3         $175.0        $126.6        $(1.3)        $302.6

Expenses                     3.7           6.0          130.9         110.4         (1.3)         249.7
                           -----         -----         ------        ------        -----         ------

EBITDA                     $(1.7)        $(5.7)        $ 44.1        $ 16.2        $  --           52.9
                           =====         =====         ======        ======        =====

Stock compensation                                                                                   --
Depreciation and
 amortization                                                                                     (34.7)
Interest expense                                                                                  (12.3)
Other income, net                                                                                   1.7
                                                                                                 ------
Income before income
 taxes and minority
 interest                                                                                        $  7.6
                                                                                                 ======

Capital expenditures       $  --         $  --         $  6.0        $  2.4        $  --         $  8.4
                           =====         =====         ======        ======        =====         ======



               PERIOD FROM JANUARY 1, 2000 to JULY 12, 2000
                           PREDECESSOR COMPANY
                              (In millions)


                           Technology                  Media         Investments
                           and           Interactive   and           and
                           Licensing     Platforms     Services      Holdings
                           Sector        Sector        Sector        Sector        Eliminations  Consolidated
                           ----------    ----------    --------      -----------   ------------  ------------

Revenues                   $ 7.0         $  1.1        $383.2        $235.9        $(3.9)        $623.3

Expenses                    10.5           15.6         282.4         219.2         (3.9)         523.8
                           -----         ------        ------        ------        -----         ------

EBITDA                     $(3.5)        $(14.5)       $100.8        $ 16.7        $  --           99.5
                           =====         ======        ======        ======        =====

Stock compensation                                                                                (14.6)
Depreciation and
 amortization                                                                                     (76.2)
Interest expense                                                                                  (28.9)
Other expense, net                                                                                 (3.8)
                                                                                                 ------
Income (loss) before
 income taxes and
 minority interest                                                                               $(24.0)
                                                                                                 ======

Capital expenditures       $  --         $  1.0        $ 18.3        $  1.6        $  --         $ 20.9
                           =====         ======        ======        ======        =====         ======





                  NINE MONTHS ENDED SEPTEMBER 30, 1999
                          PREDECESSOR COMPANY
                             (In millions)


                           Technology                  Media         Investments
                           and           Interactive   and           and
                           Licensing     Platforms     Services      Holdings
                           Sector        Sector        Sector        Sector        Eliminations  Consolidated
                           ----------    ----------    --------      -----------   ------------  ------------

Revenues                   $ 4.2         $  0.9        $425.9        $387.7        $(1.3)        $817.4

Expenses                    10.4           16.3         310.2         315.2         (1.3)         650.8
                           -----         ------        ------        ------        -----         ------

EBITDA                     $(6.2)        $(15.4)       $115.7        $ 72.5        $  --          166.6
                           =====         ======        ======        ======        =====

Stock compensation                                                                                   --
Depreciation and
 amortization                                                                                     (86.0)
Interest expense                                                                                  (30.7)
Other income, net                                                                                   3.2
                                                                                                 ------
Income before income
 taxes and minority
 interest                                                                                        $ 53.1
                                                                                                 ======

Capital expenditures       $  --         $  0.1        $ 14.5        $  6.7        $  --         $ 21.3
                           =====         ======        ======        ======        =====         ======


6.   Comprehensive Income

     Comprehensive income comprises net income plus unrealized holding gains and losses on available-for-sale securities, net of related tax effects. Comprehensive income (loss) for the period from July 13, 2000 to September 30, 2000, July 1, 2000 to July 12, 2000 and for the three months ended September 30, 1999 was $(146.0) million, $(36.1) million and $4.7 million, respectively, and for the period from January 1, 2000 to July 12, 2000 and for the nine months ended September 30, 1999 was $(38.2) million and $27.5 million, respectively.


7.   Supplemental Guarantor Information

     The Company has outstanding $71.4 million in aggregate principal amount of its senior subordinated notes (the "Notes") due 2009. A group of the Company's subsidiaries (the "Guarantors") guarantee the senior subordinated indebtedness. Supplemental condensed combining financial information of the Company, the Guarantors and the remainder of the Company's consolidated group (the "Non-Guarantors") is presented below.

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



            SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                       AS OF SEPTEMBER 30, 2000
                          SUCCESSOR COMPANY
                            (In millions)



                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                          -------     ------------  ------------- ------------  ------------


ASSETS
Current assets:
 Cash and cash
  equivalents             $      --   $    23.0     $    68.0     $      --     $    91.0
 Marketable securities,
  at fair value                  --          --           7.1            --           7.1
 Accounts receivable,
  net                            --       227.3          23.2            --         250.5
 Accounts and notes
  receivable from
  affiliates                     --       144.8           2.0        (146.8)           --
 Deferred tax asset              --        13.9           1.8            --          15.7
 Inventories and other
  current assets                 --        33.0           6.4            --          39.4
                          ---------   ---------     ---------     ---------     ---------
   Total current
    assets                       --       442.0         108.5        (146.8)        403.7

Property, plant and
 equipment, net                  --        69.6          12.5            --          82.1
Intangible assets, net           --     9,185.2         436.9            --       9,622.1
Investment in
 subsidiaries, at equity    8,349.7          --            --      (8,349.7)           --
Other assets                     --       137.1          21.5            --         158.6
                          ---------   ---------     ---------     ---------     ---------
Total assets              $ 8,349.7   $ 9,833.9     $   579.4     $(8,496.5)    $10,266.5
                          =========   =========     =========     =========     =========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable         $      --   $    38.9     $     1.8     $      --     $    40.7
 Accounts and notes
  payable to affiliates        25.9         1.3         119.6        (146.8)           --
 Accrued liabilities            2.4        85.4          42.8            --         130.6
 Note payable and current
  portion of capital
  lease obligations              --         3.2           0.3            --           3.5
 Customer prepayments
  and deferred revenue           --       196.2          98.1            --         294.3
                          ---------   ---------     ---------     ---------     ---------
   Total current
    liabilities                28.3       325.0         262.6        (146.8)        469.1

Deferred tax liability           --     1,328.7          73.3            --       1,402.0
Capital lease
 obligations and
 long-term debt               655.2       662.0            --        (655.2)        662.0
Other long-term
 liabilities                     --        61.9           0.2            --          62.1
Minority interest                --          --           4.3           0.8           5.1

Stockholders' equity:
 Common stock                    --          --            --            --            --
 Other stockholders'
  equity                    7,666.2     7,456.3         239.0      (7,695.3)      7,666.2
                          ---------   ---------     ---------     ---------     ---------
Total stockholders'
 equity                     7,666.2     7,456.3         239.0      (7,695.3)      7,666.2
                          ---------   ---------     ---------     ---------     ---------
Total liabilities and
 stockholders' equity     $ 8,349.7   $ 9,833.9     $   579.4     $(8,496.5)    $10,266.5
                          =========   =========     =========     =========     =========



      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
          PERIOD FROM JULY 13, 2000 TO SEPTEMBER 30, 2000
                           SUCCESSOR COMPANY
                             (In millions)


                           The         Guarantor    Non-Guarantor
                           Company     Subsidiaries Subsidiaries  Eliminations Consolidated
                           -------     ------------ ------------- ------------ ------------


Revenues                   $    --     $ 171.5      $  78.5       $  (6.4)     $ 243.6

Operating expenses:
 Operating expenses,
  excluding stock
  compensation and
  depreciation and
  amortization                  --       129.9         66.1          (6.4)       189.6
 Stock compensation
  expense                       --         8.6           --            --          8.6
 Depreciation and
  amortization                  --       184.3         20.6            --        204.9
                           -------     -------      -------       -------      -------
                                --       322.8         86.7          (6.4)       403.1
                           -------     -------      -------       -------      -------

Operating income (loss)         --      (151.3)        (8.2)           --       (159.5)

Interest expense             (11.6)      (11.8)          --          11.6        (11.8)
Other income
 (expense), net             (133.6)        1.5         (0.5)        133.6          1.0
                           -------     -------      -------       -------      -------
Income (loss) before
 income taxes and
 minority interest          (145.2)     (161.6)        (8.7)        145.2       (170.3)
Benefit (provision)
 for income taxes               --        31.4         (2.6)           --         28.8
Minority interest in
  earnings                      --          --         (3.9)          0.2         (3.7)
                           -------     -------      -------       -------      -------
Net income (loss)          $(145.2)    $(130.2)     $ (15.2)      $ 145.4      $(145.2)
                           =======     =======      =======       =======      =======



       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
              PERIOD FROM JULY 1, 2000 TO JULY 12, 2000
                         PREDECESSOR COMPANY
                            (In millions)


                           The         Guarantor    Non-Guarantor
                           Company     Subsidiaries Subsidiaries  Eliminations Consolidated
                           -------     ------------ ------------- ------------ ------------


Revenues                   $   --      $ 20.8       $ 11.3        $ (0.9)      $ 31.2

Operating expenses:
 Operating expenses,
  excluding stock
  compensation and
  depreciation and
  amortization                 --        27.2         22.3          (0.9)        48.6
 Stock compensation
  expense                      --        14.6           --            --         14.6
 Depreciation and
  amortization                 --         4.0          0.7            --          4.7
                           ------      ------       ------        ------       ------
                               --        45.8         23.0          (0.9)        67.9
                           ------      ------       ------        ------       ------

Operating income (loss)        --       (25.0)       (11.7)           --        (36.7)

Interest expense             (1.8)       (1.8)          --           1.8         (1.8)
Other expense, net          (32.6)       (5.6)          --          32.6         (5.6)
                           ------      ------       ------        ------       ------
Income (loss) before
 income taxes and
 minority interest          (34.4)      (32.4)       (11.7)         34.4        (44.1)
Benefit (provision)
 for income taxes              --        10.9         (0.6)           --         10.3
Minority interest in
  earnings                     --          --         (0.6)           --         (0.6)
                           ------      ------       ------        ------       ------
Net income (loss)          $(34.4)     $(21.5)      $(12.9)       $ 34.4       $(34.4)
                           ======      ======       ======        ======       ======



      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
               THREE MONTHS ENDED SEPTEMBER 30, 1999
                          PREDECESSOR COMPANY
                            (In millions)


                           The         Guarantor    Non-Guarantor
                           Company     Subsidiaries Subsidiaries  Eliminations Consolidated
                           -------     ------------ ------------- ------------ ------------


Revenues                   $   --      $195.2       $114.8        $ (7.4)      $302.6

Operating expenses:
 Operating expenses,
  excluding stock
  compensation and
  depreciation and
  amortization                 --       148.9        108.2          (7.4)       249.7
 Stock compensation
  expense                      --          --           --            --           --
 Depreciation and
  amortization                 --        30.1          4.6            --         34.7
                           ------      ------       ------        ------       ------
                               --       179.0        112.8          (7.4)       284.4
                           ------      ------       ------        ------       ------

Operating income               --        16.2          2.0            --         18.2

Interest expense            (12.0)      (12.2)          --          11.9        (12.3)
Other income, net            13.3         1.2          0.5         (13.3)         1.7
                           ------      ------       ------        ------       ------
Income before income
 taxes and minority
 interest                     1.3         5.2          2.5          (1.4)         7.6
Benefit (provision)
 for income taxes              --         1.1         (4.6)           --         (3.5)
Minority interest in
  earnings                     --          --         (3.4)          0.6         (2.8)
                           ------      ------       ------        ------       ------
Net income (loss)          $  1.3      $  6.3       $ (5.5)       $ (0.8)      $  1.3
                           ======      ======       ======        ======       ======



      SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
            PERIOD FROM JANUARY 1, 2000 TO JULY 12, 2000
                         PREDECESSOR COMPANY
                            (In millions)


                           The         Guarantor    Non-Guarantor
                           Company     Subsidiaries Subsidiaries  Eliminations Consolidated
                           -------     ------------ ------------- ------------ ------------


Revenues                   $   --      $426.6       $212.1        $(15.4)      $623.3

Operating expenses:
 Operating expenses,
  excluding stock
  compensation and
  depreciation and
  amortization                 --       330.0        209.2         (15.4)       523.8
 Stock compensation
  expense                      --        14.6           --            --         14.6
 Depreciation and
  amortization                 --        65.2         11.0            --         76.2
                           ------      ------       ------        ------       ------
                               --       409.8        220.2         (15.4)       614.6
                           ------      ------       ------        ------       ------

Operating income (loss)        --        16.8         (8.1)           --          8.7

Interest expense            (28.4)      (28.8)        (0.1)         28.4        (28.9)
Other income
 (expense), net              (4.4)       (6.1)         2.3           4.4         (3.8)
                           ------      ------       ------        ------       ------
Income (loss) before
 income taxes and
 minority interest          (32.8)      (18.1)        (5.9)         32.8        (24.0)
Benefit (provision)
 for income taxes              --        10.7        (11.8)           --         (1.1)
Minority interest in
  earnings                     --          --         (7.4)         (0.3)        (7.7)
                           ------      ------       ------        ------       ------
Net income (loss)          $(32.8)     $ (7.4)      $(25.1)       $ 32.5       $(32.8)
                           ======      ======       ======        ======       ======





       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
                NINE MONTHS ENDED SEPTEMBER 30, 1999
                        PREDECESSOR COMPANY
                           (In millions)


                           The         Guarantor    Non-Guarantor
                           Company     Subsidiaries Subsidiaries  Eliminations Consolidated
                           -------     ------------ ------------- ------------ ------------


Revenues                   $   --      $487.4       $350.7        $(20.7)      $817.4

Operating expenses:
 Operating expenses,
  excluding stock
  compensation and
  depreciation and
  amortization                 --       360.0        311.5         (20.7)       650.8
 Stock compensation
  expense                      --          --           --            --           --
 Depreciation and
  amortization                 --        72.0         14.0            --         86.0
                           ------      ------       ------        ------       ------
                               --       432.0        325.5         (20.7)       736.8
                           ------      ------       ------        ------       ------

Operating income               --        55.4         25.2            --         80.6

Interest expense            (29.8)      (30.5)        (0.1)         29.7        (30.7)
Other income, net            53.7         1.9          1.3         (53.7)         3.2
                           ------      ------       ------        ------       ------
Income before income
 taxes and minority
 interest                    23.9        26.8         26.4         (24.0)        53.1
Provision for income
 taxes                         --        (3.4)       (15.7)           --        (19.1)
Minority interest in
  earnings                     --          --        (11.2)          1.1        (10.1)
                           ------      ------       ------        ------       ------
Net income (loss)          $ 23.9      $ 23.4       $ (0.5)       $(22.9)      $ 23.9
                           ======      ======       ======        ======       ======




        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
          PERIOD FROM JULY 13, 2000 THROUGH SEPTEMBER 30, 2000
                          SUCCESSOR COMPANY
                            (In millions)

                            The        Guarantor    Non-Guarantor
                            Company    Subsidiaries Subsidiaries  Eliminations Consolidated
                            -------    ------------ ------------- ------------ ------------


Net cash provided by
 (used in) operating
 activities                 $    --    $  34.5      $  (5.9)      $    --      $  28.6

Investing activities:
 Investments and
  acquisitions, net of
  cash acquired                  --         --         (1.1)           --         (1.1)
 Capital expenditures            --       (8.0)        (0.6)           --         (8.6)
 Purchase of marketable
  securities                     --         --           --            --           --
 Sales and maturities of
  marketable securities          --         --           --            --           --
 Other                           --       (0.5)         0.2            --         (0.3)
                            -------    -------      -------       -------      -------
Net cash used in
 investing activities            --       (8.5)        (1.5)           --        (10.0)

Financing activities:
 Repayment of senior
  subordinated notes         (331.9)        --           --            --        (331.9)
 Borrowings under bank
  credit facilities           313.4         --           --            --         313.4
 Repayment of note
  payable and capital
  lease obligations              --       (0.7)          --            --         (0.7)
 Issuance of common
  stock                          --         --           --            --           --
 Distributions to
  minority interests, net        --         --         (3.6)           --         (3.6)
 Intercompany transfers        18.5      (17.2)        (1.3)           --           --
 Other                           --         --         (4.2)           --         (4.2)
                            -------    -------      -------       -------      -------
Net cash used in
 financing activities            --      (17.9)        (9.1)           --        (27.0)
                            -------    -------      -------       -------      -------
Net increase (decrease)
 in cash and cash
 equivalents                     --        8.1        (16.5)           --         (8.4)
Cash and cash
 equivalents at
 beginning of period             --       14.9         84.5            --         99.4
                            -------    -------      -------       -------      -------
Cash and cash
 equivalents at end
 of period                  $    --    $  23.0      $  68.0       $    --      $  91.0
                            =======    =======      =======       =======      =======




        SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
            PERIOD FROM JANUARY 1, 2000 THROUGH JULY 12, 2000
                         PREDECESSOR COMPANY
                            (In millions)


                            The        Guarantor    Non-Guarantor
                            Company    Subsidiaries Subsidiaries  Eliminations Consolidated
                            --------   ------------ ------------- ------------ ------------


Net cash provided by
 operating activities       $    --    $   1.6      $  24.7       $    --      $  26.3

Investing activities:
 Investments and
  acquisitions, net of
  cash acquired                  --      (48.8)       (20.3)         10.3        (58.8)
 Sale of assets                  --       10.3         13.5         (10.3)        13.5
 Capital expenditures            --      (19.3)        (1.6)           --        (20.9)
 Purchase of marketable
  securities                     --         --         (5.7)          5.7           --
 Sales and maturities of
  marketable securities          --        6.4           --          (5.7)         0.7
 Other                           --       (1.0)         0.3            --         (0.7)
                            -------    -------      -------       -------      -------
Net cash used in
 investing activities            --      (52.4)       (13.8)           --        (66.2)

Financing activities:
 Borrowings under bank
  credit facilities            55.0         --           --            --         55.0
 Repayment of note
  payable and capital
  lease obligations              --       (2.0)        (3.7)           --         (5.7)
 Issuance of common
  stock                         2.6         --           --            --          2.6
 Distributions to
  minority interests, net        --         --         (5.8)           --         (5.8)
 Intercompany transfers       (57.6)      57.8         (0.2)           --           --
 Other                           --         --           --            --           --
                            -------    -------      -------       -------      -------
Net cash provided by
 (used in) financing
 activities                      --       55.8         (9.7)           --         46.1
                            -------    -------      -------       -------      -------
Net increase in cash
 and cash equivalents            --        5.0          1.2            --          6.2
Cash and cash
 equivalents at
 beginning of period             --        9.9         83.3            --         93.2
                            -------    -------      -------       -------      -------
Cash and cash
 equivalents at end
 of period                  $    --    $  14.9      $  84.5       $    --      $  99.4
                            =======    =======      =======       =======      =======




       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1999
                         PREDECESSOR COMPANY
                            (In millions)


                            The        Guarantor    Non-Guarantor
                            Company    Subsidiaries Subsidiaries  Eliminations Consolidated
                            -------    ------------ ------------- ------------ ------------


Net cash provided by
 (used in) operating
 activities                 $    --    $ (39.7)     $  82.9       $   0.1      $  43.3

Investing activities:
 Investments and
  acquisitions, net of
  cash acquired              (808.0)     (16.2)         0.3           8.0       (815.9)
 Capital expenditures            --      (16.0)        (5.4)          0.1        (21.3)
 Purchase of marketable
  securities                     --       (3.5)          --            --         (3.5)
 Sales and maturities of
  marketable securities          --        5.9           --            --          5.9
 Other                           --        1.5         (3.0)         (0.2)        (1.7)
                            -------    -------      -------       -------      -------
Net cash used in
 investing activities        (808.0)     (28.3)        (8.1)          7.9       (836.5)

Financing activities:
 Issuance of senior
  subordinated notes          400.0         --           --            --        400.0
 Borrowings under bank
  credit facilities           215.3         --           --            --        215.3
 Debt issuance costs          (15.6)        --           --            --        (15.6)
 Borrowings (repayments)
  of note payable and
  capital lease
  obligations                    --       (2.8)         1.7            --         (1.1)
 Common stock transactions,
  net                         132.6         --          8.0          (8.0)       132.6
 Contributions from
  Liberty Media-Netlink          --        6.5          1.5            --          8.0
 Distributions to
  minority interests             --         --         (7.5)           --         (7.5)
 Intercompany transfers        75.7      (27.3)       (48.4)           --           --
 Other                           --         --         (0.4)           --         (0.4)
                            -------    -------      -------       -------      -------
Net cash provided by
 (used in) financing
 activities                   808.0      (23.6)       (45.1)         (8.0)       731.3
                            -------    -------      -------       -------      -------
Net increase (decrease)
 in cash and cash
 equivalents                     --      (91.6)        29.7            --        (61.9)
Cash and cash
 equivalents at
 beginning of period             --      104.1         51.5            --        155.6
                            -------    -------      -------       -------      -------
Cash and cash
 equivalents at end
 of period                  $    --    $  12.5      $  81.2       $    --      $  93.7
                            =======    =======      =======       =======      =======


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar-TV Guide International, Inc. (formerly Gemstar International Group Limited)("Gemstar"). For accounting purposes, the merger is being accounted for as of July 12, 2000 using the purchase method. Accordingly, financial information for periods after that date reflect the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) made by Gemstar to the assets and liabilities of the Company and, therefore, are not comparable to those before the acquisition. The condensed consolidated financial statements for the periods after July 12, 2000 are labeled Successor Company. Statements for periods prior to July 12, 2000 are based on the historical accounts of the Company and are labeled Predecessor Company.

     The following table sets forth certain unaudited financial information for the Company and the businesses operated by it during periods in the three months and nine months ended September 30, 2000 and 1999. Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this report should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


                         Period From                                   Period From
                         July 13, 2000  Period From    Three Months    July 13, 2000  Period From      Nine Months
                         to             July 1, 2000   Ended           to             January 1, 2000  Ended
                         September 30,  to             September 30,   September 30,  to               September 30,
                         2000           July 12, 2000  1999            2000           July 12, 2000    1999
                         Successor      Predecessor    Predecessor     Successor      Predecessor      Predecessor
                         Company (1)    Company        Company         Company (1)    Company          Company
                         -------------  -------------  -------------   -------------- ---------------  -------------


Income statement data:
 Consolidated revenues   $ 243.6        $ 31.2         $302.6          $ 243.6        $623.3           $ 817.4
 Consolidated operating
  income (loss)           (159.5)        (36.7)          18.2           (159.5)          8.7              80.6
 Consolidated
  depreciation and
  amortization             204.9           4.7           34.7            204.9          76.2              86.0

Cash flow data:
 Consolidated capital
  expenditures           $   8.6        $   --         $  8.4          $   8.6        $ 20.9           $  21.3
 Net cash provided by
  (used in):
   Operating activities     28.6            --           15.7             28.6          26.3              43.3
   Investing activities    (10.0)           --          (27.2)           (10.0)        (66.2)           (836.5)
   Financing activities    (27.0)         (1.0)          27.6            (27.0)         46.1             731.3


Other data:
 EBITDA (2)(4)           $  54.0        $(17.4)        $ 52.9          $  54.0        $ 99.5           $ 166.6


 Ratio of earnings to
  fixed charges (3)      See Note (6)   See Note (7)      1.53         See Note (6)   See Note (7)         2.45


     The following table sets forth certain unaudited financial information for the Company and its restricted subsidiaries that guarantee the 8 1/8% senior subordinated notes. The Company has one domestic subsidiary and one partially owned foreign subsidiary that are restricted subsidiaries under the indenture but are not guarantors of the notes.



                         Period From                                   Period From
                         July 13, 2000  Period From    Three Months    July 13, 2000  Period From      Nine Months
                         to             July 1, 2000   Ended           to             January 1, 2000  Ended
                         September 30,  to             September 30,   September 30,  to               September 30,
                         2000           July 12, 2000  1999            2000           July 12, 2000    1999
                         Successor      Predecessor    Predecessor     Successor      Predecessor      Predecessor
                         Company (1)    Company        Company         Company (1)    Company          Company
                         -------------  -------------  -------------   -------------- ---------------  -------------


Income statement data:
 Consolidated revenues   $ 171.5        $ 20.8         $195.2          $ 171.5        $426.6           $ 487.4
 Consolidated operating
  income (loss)           (151.3)        (25.0)          16.2           (151.3)         16.8              55.4
 Consolidated
  depreciation and
  amortization             184.3           4.0           30.1            184.3          65.2              72.0

Cash flow data:
 Consolidated capital
  expenditures           $   8.0        $   --         $  6.4          $   8.0        $ 19.3           $  16.0
 Net cash provided by
  (used in):
   Operating activities     34.5           6.0            8.5             34.5           1.6             (39.7)
   Investing activities     (8.5)           --          (27.1)            (8.5)        (52.4)           (836.3)
   Financing activities    (17.9)         (6.0)          28.2            (17.9)         55.8             784.4


Other data:
 EBITDA (2)(4)           $  41.6        $ (6.4)        $ 46.3          $  41.6        $ 96.6           $127.4


 Ratio of earnings to
  fixed charges (3)(5)   See Note (6)   See Note (7)      1.39         See Note (6)   See Note (7)        1.80


 (1) On July 12, 2000, the Company was acquired in a transaction accounted for as a purchase. Accordingly, the financial information for periods after that date reflect the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) to the assets and liabilities of the Company.

 (2) EBITDA means operating income before stock compensation expense and depreciation and amortization. EBITDA is presented supplementally as the Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(3) For the ratio of earnings to fixed charges calculations, earnings available for fixed charges consists of earnings before income taxes and minority interests in earnings of consolidated subsidiaries plus fixed charges. Fixed charges consist of interest on debt and that portion of rental expense the Company believes to be representative of interest.

(4) EBITDA for the periods July 1, 2000 through July 12, 2000 and January 1, 2000 through July 12, 2000 includes certain non-recurring charges relating to compensation costs that occurred as a result of the merger with Gemstar.

(5) For purposes of the calculation of the ratio of earnings to fixed charges, equity in earnings and losses of the Company's subsidiaries which do not guarantee the 8 1/8% senior subordinated notes have been excluded.

(6) Earnings for the period from July 13, 2000 to September 30, 2000 reflect the increase in amortization of intangible assets resulting from the impacts of push-down accounting related to the acquisition of the Company by Gemstar. As a result of this non-cash charge, earnings as calculated, were not sufficient to cover fixed charges by $170.3 million ($161.6 million Guarantor).

(7) Earnings for the periods July 1, 2000 through July 12, 2000 and January 1, 2000 through July 12, 2000 include certain non-recurring charges relating to compensation and other costs that occurred as a result of the merger with Gemstar and amortization of intangible assets recorded in the TV Guide Transaction. As a result, earnings were not sufficient to cover fixed charges for these periods by $44.1 million ($32.4 million Guarantor) and $24.0 million ($18.1 million Guarantor), respectively.

Results of Operations

Consolidated

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar. For accounting purposes, the merger is being accounted for as of July 12, 2000 using the purchase method. Accordingly, financial information for periods after that date reflect the push-down of the purchase price allocation (based on preliminary estimates and subject to adjustment) made by Gemstar to the assets and liabilities of the Company.

     The following discussion combines the operating results and cash flows for the period July 13, 2000 through September 30, 2000 with each of the periods July 1, 2000 through July 12, 2000 and January 1, 2000 through July 12, 2000 for comparison to the corresponding three-month and nine-month periods in 1999, respectively.

     Revenues for the three months ended September 30, 2000 were $274.8 million, a decrease of $27.8 million, or 9%, compared to the same period in 1999. For the nine months ended September 30, 2000, revenues were $866.9 million, an increase of $49.5 million, or 6%, over the corresponding 1999 period. The decrease in revenues for the quarter results primarily from lower revenues in the Investments and Holdings Sector, resulting, primarily, from the continued decline in the C-band market, accelerated due to the conversion agreement with Echostar, and in the Media and Services Sector, resulting from a reduction in revenues for the TV Guide magazines, partially offset by increased revenues from TV Guide Channel. The increase in revenues for the nine-month period was primarily due to $118.9 million of additional revenues attributable to TV Guide magazine, which was acquired by the Company on March 1, 1999, partially offset by reduced revenues in the Investments and Holdings and Media and Services Sectors.

     Operating expenses, excluding stock compensation and depreciation and amortization, were $238.2 million for the quarter ended September 30, 2000, a decrease of $11.5 million, or 5%, when compared to the same period in 1999. For the nine months ended September 30, 2000, operating expenses, excluding stock compensation and depreciation and amortization, were $713.4 million, an increase of $62.6 million, or 10%, over the corresponding 1999 period. The decrease in operating expenses, excluding stock compensation and depreciation and amortization, for the quarter results primarily from expense reductions in both the C-band and magazine businesses, partially offset by certain non-recurring compensation expense associated with the Gemstar merger. The increase in operating expenses, excluding stock compensation expense and depreciation and amortization for the nine-month period was primarily due to increased operating costs of $90.9 million attributable to TV Guide magazine and non-recurring compensation expense associated with the Gemstar merger, partially offset by expense reductions in both the C-band and magazine businesses.

     Stock compensation expense for the period July 13, 2000 through September 30, 2000 reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation expense for unvested TV Guide stock options assumed by Gemstar in its acquisition of TV Guide. Stock compensation expense in prior periods represents non-cash expense resulting from stock option arrangements.

     Depreciation and amortization during the third quarter of 2000 was $209.6 million, an increase of $174.9 million compared to the third quarter of 1999. For the nine months ended September 30, 2000, depreciation and amortization was $281.1 million, an increase of $195.1 million over the corresponding 1999 period. The increase in depreciation and amortization for both the three and nine-month periods was primarily a result of amortization of intangible assets and other depreciation resulting from the impacts of push-down accounting related to the acquisition of the Company by Gemstar.

     Interest expense was $13.6 million and $40.7 million for the three and nine-months ended September 30, 2000, respectively, compared to $12.3 million and $30.7 million, respectively, for the same periods in 1999. The increase in interest during both the three and nine-month periods was attributable to higher average debt levels coupled with higher interest rates.

     Minority interest in earnings for the quarter and nine-month periods ended September 30, 2000 of $4.3 million and $11.4 million, respectively, represents primarily that portion of earnings attributable to the minority ownership in Superstar/Netlink Group, LLC.

Liquidity and Capital Resources

     For the nine months ended September 30, 2000, net cash flows from operating activities were $54.9 million. This cash flow, plus existing cash resources and borrowings of $368.4 million under revolving bank credit facilities were used to fund the Company's repurchase of $331.9 million (purchased at 101% of the outstanding principal balance plus accrued interest) of the Company's 8 1/8% senior subordinated notes, investments of $59.9 million and capital expenditures of $29.5 million.

     At September 30, 2000, the Company's cash, cash equivalents and marketable securities aggregated $98.1 million, a decrease of $15.8 million from that as of December 31, 1999. This total includes $61.8 million of cash and cash equivalents held by SNG, in which the Company had an approximate 80% ownership interest. As of September 30, 2000, $7.1 million of such securities were equity securities and were classified as available-for-sale marketable securities. The Company's policy pertaining to the temporary investment of cash available for operations currently prohibits exposure to interest rate fluctuations for periods in excess of 18 months.

     The Company has a $300 million six-year revolving credit facility expiring in February 2005 and a $300 million 364-day revolving credit facility expiring in February 2001 with a group of banks. Borrowings under the credit facilities bear interest (7.7% at September 30, 2000) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facility. The credit facilities are subject to prepayment or reduction at any time without penalty. As of September 30, 2000, the Company had available borrowing capacity under the six-year revolving credit facility of approximately $16.3 million and no available borrowing capacity under the 364-day revolving credit facility. Any outstanding borrowings under the 364-day revolving credit facility on February 24, 2001 convert to a four-year amortizing term loan. In addition, the Company has outstanding as of September 30, 2000, $71.4 million in 8 1/8% senior subordinated notes due 2009.

     The bank credit facilities and the indenture governing the notes impose significant operating and financial restrictions on the Company. These restrictions may significantly limit or prohibit the Company and certain of its subsidiaries from engaging in certain transactions, including the following: borrowing additional money, paying dividends or other distributions to the Company, allowing restricted subsidiaries to guarantee other debt, limiting the ability of restricted subsidiaries to make payments to the Company and other restricted subsidiaries, creating liens on assets, selling assets, entering into transactions with affiliates, and engaging in certain mergers or consolidations. In addition, the indenture limits the Company's ability and the ability of restricted subsidiaries to make investments, but only if the credit ratings on the notes fall below certain levels. Although the Company has not assumed these obligations or become subject to their provisions, these restrictions could affect the Company's ability to actively manage its businesses or limit its ability to obtain financing for working capital, capital expenditures, acquisitions and other purposes.

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

     The Company collects in advance a majority of its TV Guide magazine subscription fees, Superstar/Netlink Group subscription fees and certain of its UVTV superstation and TV Guide Channel revenues. As of September 30, 2000, the unearned portion of all prepayments (including non current portion) totaled $356.3 million, of which approximately $253.5 million, or 71%, was attributable to TV Guide magazine and approximately $96.1 million, or 27%, was attributable to Superstar/Netlink Group. The Company's liability for prepaid magazine subscriptions is limited to the unearned prepayments in the event customers cancel their subscriptions. The Company's liability for other prepayments is limited to a refund of unearned prepayments in the event that the Company is unable to provide service. No material refunds have been paid to date.

     Under the terms of the capital leases for two satellite transponders placed in service in 1992, the Company was obligated for net minimum lease payments aggregating $10.0 million as of September 30, 2000. The Company expects to further reduce the lease obligation during the next twelve months by approximately $3.2 million. The Company also leases various other satellite transponders accounted for as operating leases. These operating leases accounted for approximately $12.0 million in operating expenses, net of sublease revenue, during the nine months ended September 30, 2000.

     Capital expenditures during the nine months ended September 30, 2000 of $29.5 million were principally attributable to the purchase of control units provided to TV Guide Channel's cable television customers, building improvements, data processing equipment and systems and furniture, fixtures and facilities used by the Company.

     At the discretion of its management committee and in keeping with certain Company debt covenants, Superstar/Netlink Group makes periodic cash distributions to its members. During the nine months ended
September 30, 2000, cash distributions to minority interests in Superstar/Netlink Group aggregated $11.6 million.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     The foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section and other portions of this report on Form 10-Q contain various "forward-looking statements" which represent the Company's expectations or beliefs concerning future events. Statements containing expressions such as "believes," "anticipates," "plans" or "expects" used in the Company's periodic reports on Forms 10-K and 10-Q filed with the Securities and Exchange Commission are intended to identify forward-looking statements. The Company cautions that these and similar statements included in this report and in previously filed periodic reports including reports filed on Forms 10-K and 10-Q are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statement, including, without limitation, those referred to in the "Risk Factors" section of Gemstar's Report on Form 8-K/A filed on August 11, 2000. The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that the Company or persons acting on the Company's behalf may issue. The Company undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to the impact of interest rate changes and changes in the market values of its investments. The Company's exposure to market rate risk for changes in interest rates relates primarily to its investment portfolio and variable rate debt issued under TV Guide's $300 million six-year revolving credit facility and $300 million 364-day revolving credit facility. The Company has not used derivative financial instruments in its investment portfolio or to hedge for interest rate fluctuations on its debt. The Company invests its excess cash in debt instruments of the U.S. Government and its agencies, and in high-quality corporate issuers and, by policy, limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Investments in both fixed rate and floating rate interest earning instruments carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Due in part to these factors, the Company's future investment income may fall short of expectations due to changes in interest rates or the Company may suffer losses in principal if forced to sell securities which have declined in market value due to changes in interest rates. Because the interest rates on the credit facilities are variable, based upon the banks' prime rate or LIBOR, the Company's interest expense and cash flow are impacted by interest rate fluctuations. At September 30, 2000, the Company had $583.7 million in outstanding borrowings under the credit facilities. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $5.8 million in interest expense and a corresponding decrease or increase of $5.8 million in the Company's operating cash flow.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 3, 2000, a complaint was filed against Murdoch Magazines Distribution, Inc. (now named TV Guide Distribution, Inc.), and other parties by United Magazine Company, Inc. ("Unimag") and its subsidiaries in the U.S. District Court for the Southern District of New York. The complaint alleges claims against Murdoch Magazines for violation of the Robinson-Patman Act, breach of implied covenants of good faith and fair dealing, promissory estoppel, breach of fiduciary duty, misappropriation of business property and trade secrets, tortious destruction of business, breach of confidential relationship and violation of federal and state antitrust laws. The complaint seeks monetary damages, plus treble and punitive damages, attorneys' fees and costs. On August 31, 2000, Unimag filed an amended complaint, (i) adding TV Guide Distribution, Inc. as a named defendant, (ii) adding six other national distributors as defendants, and (iii) adding claims for unjust enrichment and violation of the New York Franchise Sales Tax. Although this lawsuit has just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the action in court. The Company has filed a motion to dismiss all of the claims asserted against it.

     During July and August 2000, the Company was served with more than twenty class action complaints filed primarily in the United States District Court for the Southern District of New York on behalf of magazine subscribers. The Company has reason to believe that two or three additional lawsuits of similar legal claims and allegations may possibly be served upon the Company. These complaints allege that the Company, the Magazine Publishers Association ("MPA") and twelve other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Although these lawsuits have just been filed and the claims are preliminary, the Company believes the claims are without merit and will vigorously defend the action in court.

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar. The litigation between the Company and Gemstar and its affiliates was formally dismissed in October 2000.

     See the Company's Quarterly Reports on Form 10-Q for the March 31 and June 30, 2000 periods for a discussion of material developments affecting legal proceedings to which the Company is a party.

ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits


Exhibit
  No.                    Exhibit Description


 12.1**   Computation of Ratio of Earnings to Fixed Charges
 27.1**   Financial Data Schedule

---------------
** Filed herewith

     b.   Reports on Form 8-K

          On August 14, 2000, the Company filed a report on Form 8-K which provided notice of the change in control of the Company resulting from the completion of the previously announced merger with Gemstar.

          No other reports on Form 8-K were filed during the third quarter of 2000.

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         TV Guide, Inc.
                                          (Registrant)



Date:  November 14, 2000      By:     /s/ Peter C. Boylan III
                                  -------------------------------
                                        Peter C. Boylan III
                                          President and
                                      Chief Operating Officer


                              By:     /s/ Craig M. Waggy
                                  -------------------------------
                                          Craig M. Waggy
                                     Senior Vice President and
                                      Chief Financial Officer