Form 10-K405
period 2000-12-31
TV GUIDE INC
filed 2001-04-02
CIK 913061

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549


                             FORM 10-K


(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

  Securities registered pursuant to Section 12(g) of the Act:  None


Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

Indicate by check mark if disclosure of delinquent fliers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

All the Registrant's outstanding equity securities are owned directly by Gemstar-TV Guide International, Inc., a reporting company under the Securities Exchange Act of 1934, as amended. As of March 30, 2001, the Registrant's outstanding common equity consisted of 100 shares of Common Stock, $0.01 par value.

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION
(I)(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS ANNUAL REPORT ON FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.


                DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated into this Form 10-K by reference:

     None
                                  1

                            TV GUIDE, INC.

                                INDEX

                                                               PAGE
                                                               ----
PART I.

Item 1.     Business  . . . . . . . . . . . . . . . . . . .      3

Item 2.     Properties  . . . . . . . . . . . . . . . . . .     10

Item 3.     Legal Proceedings . . . . . . . . . . . . . . .     11

Item 4.     Submission of Matters To a Vote of Security
              Holders . . . . . . . . . . . . . . . . . . .      *

PART II.

Item 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters . . . . . . . . .     12

Item 6.     Selected Financial Data . . . . . . . . . . . .      *

Item 7.     Management's Narrative Analysis of
              Results of Operations . . . . . . . . . . . .     13

Item 7A.    Quantitative and Qualitative Disclosures
              About Market Risk . . . . . . . . . . . . . .     18

Item 8.     Financial Statements and Supplementary Data . .     19

            Independent Auditors Report . . . . . . . . . .     20

            Consolidated Balance Sheets . . . . . . . . . .     21

            Consolidated Statements of Operations . . . . .     22

            Consolidated Statements of Changes In
              Stockholders' Equity  . . . . . . . . . . . .     23

            Consolidated Statements of Cash Flows . . . . .     24

            Notes to Consolidated Financial Statements  . .     25

Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure  . . .     55


PART III.

Item 10.    Directors and Executive Officers of the
              Registrant  . . . . . . . . . . . . . . . . .      *

Item 11.    Executive Compensation  . . . . . . . . . . . .      *

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management  . . . . . . . . . . . . . . .      *

Item 13.    Certain Relationships and Related
              Transactions  . . . . . . . . . . . . . . . .      *


PART IV.

Item 14.    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K . . . . . . . . . . .     55


Signatures  . . . . . . . . . . . . . . . . . . . . . . . .     59


- ------------------
* This item has been omitted pursuant to the reduced disclosure format as set forth in General Instructions (I)(1)(a) and (b) of Form 10-K.

PART I

ITEM 1.   BUSINESS


     TV Guide, Inc. ("TV Guide" or the "Company") is a leading global technology and media company focused on consumer entertainment.

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

     Effective July 12, 2000, the Company restructured its businesses into four sectors: Technology and Licensing; Interactive Platform; Media and Sales; and Investments and Holdings.

Technology and Licensing Sector

     The Technology and Licensing Sector is responsible for the development, licensing and protection of intellectual property and proprietary technology. Revenues for this sector are derived from the licensing of interactive program guides or interactive program guide technology, predominately to cable television systems. Expenses for this sector are generally research and development costs incurred to develop technology and patent prosecution costs incurred to protect the technology. The Company's technology includes the interactive program guides ("IPG") marketed by TV Guide Interactive.

     TV Guide Interactive is an interactive on-screen program listings guide that utilizes digital set-top converter software applications developed by the Company to allow users to retrieve program listings on demand.

     On October 31, 2000, TV Guide announced that it had entered into its 100th long-term cable MSO licensing agreement for TV Guide
Interactive.

     On February 16, 2001, TV Guide announced that it had entered into a long-term interactive program guide agreement with Charter
Communications, Inc., the nations fourth largest cable operator.

     On March 23, 2001, TV Guide announced that it had entered into a long-term interactive program guide agreement with Comcast Cable
Communications, Inc., the nations third largest cable operator.

     The Company had previously announced in early 1999 a long-term exclusive interactive program guide agreement with what is now AT&T Broadband and Internet Services. Accordingly, the Company now has three of the top four cable operators under contract.


Interactive Platform Sector

     The Interactive Platform Sector, owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary IPG and Online platforms. Currently, advertising comprises substantially all of the revenues for this sector. With subsequent generations of digital set-top converter boxes, the Company believes that the functionality of TV Guide Interactive will increase and that home shopping, e-commerce and interactive advertising opportunities may become available.
Expenses for this sector include all costs to market, distribute and operate the IPG and Online platforms.

     TV Guide Online is an entertainment and television information Internet site located at www.tvguide.com.

Media and Sales Sector

     The Media and Sales Sector operates the TV Guide magazines, TV Guide Channel, and other television media properties, and includes a media sales group that services all of the Company's media platforms.

     The Company publishes TV Guide magazine, the most widely circulated paid weekly magazine in the United States. As of December 31, 2000, TV Guide magazine had a circulation of approximately 9.9 million copies which, according to MediaMark Research, Inc. reach over
31.4 million readers each week. The Company publishes over 200 separate digest and ultimate size editions of its magazine weekly, including geographic and cable specific editions. The Company also publishes monthly The Cable Guide, which has approximately 2.8 million subscribers. In addition, the Company's custom publishing unit produces a monthly pay-per-view guide for more than 300 cable systems in the United States. TV Guide magazine had a circulation of 9.9 million at December 31, 2000, compared to 10.8 million and 11.8 million at December 31, 1999 and 1998, respectively.

     Printed TV Guide magazine products are outsourced to seven independent commercial printers located throughout the United States. The Company believes that there is an adequate supply of alternative printing services available to publish TV Guide magazine at competitive prices should the need arise. The principal raw materials used in the publication of TV Guide magazine are coated and uncoated paper. Paper prices are affected by a variety of factors, including demand, capacity, pulp supply and general economic conditions. TV Guide magazine's operating performance is largely dependent on the price of coated and uncoated paper. The Company does not hedge against increases in paper costs. Postage for product distribution and direct mail solicitations is also a significant expense to TV Guide magazine and is subject to increased prices. Postal rates increased in February 2001.

     The TV Guide Channel offers programming distributors continuously updated on-screen video and text information, which promotes the distributors' programs and provides program schedule information to its subscribers. TV Guide Channel generated prime time Nielsen ratings of
0.5 during the fourth quarter of 2000, exceeding Nielsen ratings received by other well-known information networks, such as CNN Headline News Network.

Investments and Holdings Sector

     The Investments and Holdings Sector provides direct-to-home satellite services, satellite distribution of video entertainment services, and satellite transmission services for private networks. Through Superstar/Netlink Group LLC ("SNG"), a consolidated joint venture owned approximately 80% by TV Guide's Superstar Satellite Entertainment division, TV Guide markets satellite entertainment programming to C-band direct-to-home satellite dish owners in the United States. Through other subsidiaries, the Company markets and distributes to cable television systems and other multi-channel video programming distributors WGN (Chicago), KTLA (Los Angeles) and WPIX (New York), three independent satellite-delivered television "superstations", and five Denver-based television channels - collectively known as the Denver 5. In addition, the Company offers programming packages to satellite master antenna television systems. Through ODS Technologies, L.P., TV Guide produces, markets and distributes TVG Network, a sports entertainment network focused on the horse racing industry with patented, proprietary applications utilizing telephone, the Internet and digital set-top software developed or in development by the Company. TV Guide's SpaceCom subsidiary provides satellite-delivered point-to-multipoint audio and data transmission services for various customers, including radio programmers, paging network operators, financial information providers, news services and other private business networks.

     On November 2, 1999, SNG signed an agreement with EchoStar Satellite Corporation ("EchoStar") whereby SNG promotes and solicits orders for EchoStar's direct broadcast subscription service, the DISH Network. In exchange, SNG receives an initial commission for each current or past SNG subscriber who subscribes to the DISH Network and will receive a monthly residual commission over the life of the agreement, which expires on December 31, 2005.

     During the year ended December 31, 2000, the number of C-band subscribers in the industry decreased 27% to approximately 1.2 million subscribers. The Company expects the decline in the C-band industry to continue and this decline could accelerate significantly with the increasing popularity of direct broadcast satellite services and continued expansion of cable systems. In the Company's case, this anticipated decline may be further accelerated by the marketing and conversion agreement with EchoStar.

Competition

     TV Guide Interactive

     Competition in the market for the delivery of television program schedule information is intense. There are a number of companies which produce and market television schedule information in various formats and which compete or will compete with the Company's interactive program guide products. These alternative formats currently include traditional printed television guides, as well as non-interactive (passive) and interactive on-screen electronic guide services, printed television guides in newspapers and weekly publications, and local cable television guides, many of which are also formats of other of the Company's and Gemstar's own products.

     Improvements in software porting and in software substitutability, together with government mandated introduction of so-called Open Cable platforms, will increasingly permit the creation of new guides and their quick placement in set-top boxes--both those purchased from service providers and those purchased at retail.

     Many of the Company's competitors as well as other companies and individuals have obtained, and may be expected to obtain in the future, patents that may directly or indirectly affect the products or services offered or under development by the Company. The Company is currently engaged in the development of a variety of enhancements to its interactive program guides. There can be no assurance that any such enhancements developed by the Company would not be found to infringe patents that are currently held or may be issued to others. Patents of third parties may have an important bearing on the Company's ability to offer certain of its products and services. There can be no assurance that the Company is or will be aware of all patents containing claims that may pose a risk of infringement by the Company's products and services. In addition, patent applications in the United States are generally confidential until a patent is issued and so the Company cannot evaluate the extent to which certain products and services may be covered or asserted to be covered by claims contained in pending patent applications. In general, if one or more of the Company's products or services were to infringe patents held by others, the Company may be required to stop developing or marketing the products or services, to obtain licenses to develop and market the services from the holders of the patents or to redesign the products or services in such a way as to avoid infringing the patent claims. The Company cannot assess the extent to which it may be required in the future to obtain licenses with respect to patents held by others, whether such licenses would be available or, if available, whether the Company would be able to obtain such licenses on commercially reasonable terms. If the Company were unable to obtain such licenses, the Company may not be able to redesign its products or services to avoid infringement.

     Although the Company believes that its interactive program guides are in a strong competitive position with respect to its known competitors, particularly because of the strength of its intellectual property, there may be competitors with additional strengths that are unknown to the Company. Such potential competitors, which may include hardware manufacturers, software developers, broadcasters or service providers, could be larger, more established companies with greater resources in the program information delivery market.

     TV Guide Magazine and TV Guide Channel

     TV Guide Magazine and TV Guide Channel have the following primary sources of competition: television listings included in local and national newspapers, as well as free supplements in Sunday newspapers; niche cable-guide publications; general entertainment and other magazines and television programming focused on television stars and programs; other electronic, interactive and on-line programming guides; and the Company's own program listings guide services. In addition, TV Guide Channel competes with other programming for limited analog cable television system channel slots. This competition has increased and the Company believes will continue to increase as programming distributors recapture analog channels to launch digital services. To date, the impact of channel recapture has not been significant to TV Guide Channel.

Regulation

     The satellite transmission, cable and telecommunications industries are subject to federal regulatory conditions, including Federal Communications Commission ("FCC") licensing and other requirements. The industries are also often subject to extensive regulation by local and state authorities. While most cable and telecommunication industry regulations do not apply directly to the Company, they affect programming distributors, the primary customer for the Company's products and services. The Company monitors pending legislation and administrative proceedings to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments within the industry.

     Satellite Home Viewer Improvement Act of 1999. The Satellite Home Viewer Improvement Act of 1999 ("SHVIA") was signed into law November 29, 1999, as part of an appropriations bill. SHVIA impacts the C-band and direct broadcast satellite industry generally with new rules, exemptions and added regulatory requirements, the combined effect of which restrict and may ultimately make uneconomic the up-linking and distribution of distant network stations and superstations to dish owners. While SNG is not a satellite carrier, certain programming sold by SNG, such as Denver 5, is subject to these rules. The Company's Denver 5 service, as a satellite carrier, is subject to the new provisions and rules adopted under SHVIA.

     "Local-Into-Local". SHVIA provides satellite carriers a new compulsory copyright license, which is permanent and royalty-free, for the delivery of local network stations into local markets (defined as the station's DMA and county of license). The Company has no plans to distribute local signals in the C-band markets. Direct broadcast satellite carriers expect to serve the larger television markets only (currently 50 markets in the top 75 markets). The distribution of local signals will enhance direct broadcast carriers' ability to compete with cable and may enhance, subject to the limitations above, the distribution of superstations and distant network stations to direct broadcast satellite subscribers. The availability of local signals to direct broadcast satellite, without corresponding local signals for C-band, may contribute to the ongoing decline of C-band subscribers.

     Interactive Television Matters. On January 18, 2001, the FCC issued a Notice of Inquiry ("NOI") concerning Interactive Television ("ITV"). The NOI raises a series of questions that suggest that cable systems might be regarded as essential, open platforms of spectrum for non-discriminatory third-party use, rather than facilities-based providers competing in a wider market. ITV is a service so new that the FCC has difficulty defining it, but the Commission states that it considers ITV to embrace at least electronic program guides, interactive video content, and supplementary signals that wrap around video and provide additional content or services. The NOI seeks comments on the nature of ITV (e.g., what is it, who will provide it, how will it be provided, what are the business models for its provision), and whether cable systems will be a "superior platform" for the provision of ITV. Although positioned as a Notice of Inquiry (which cannot lead directly to rules), the NOI asks very detailed questions all arising from a common regulatory premise: that cable operations who are affiliated with ITV providers should not be permitted to "discriminate" in favor of their own ITV services with respect to spectrum usage; and that ITV providers affiliated with cable operators may need to be subjected to equivalent rules of non-discrimination so that they may not obtain leverage from any exclusive arrangement they would otherwise negotiate with popular programmers. The outcome of the NOI will determine whether or not a subsequent rulemaking will be held in order to create regulations for the interactive television industry. Any regulation of this industry would have a direct impact on TV Guide Interactive as well as ODS, but at this time, it is too speculative to determine what those rules or their impact may be.

Patents and Trademarks

     The Company and its subsidiaries have 44 issued U.S. Patents. The Company, through its subsidiaries, also has 162 pending non-provisional U.S. patent applications and 68 unexpired provisional U.S. patent applications. Of the 162 pending non-provisional applications, 8 claim priority to 8 of the unexpired provisional applications. The Company, through its subsidiaries, has filed and prosecuted foreign counterpart patent applications to many, but not all, of its U.S. patent applications in selected foreign jurisdictions. The Company cannot at this time determine the significance of any of its current or future patents, if issued, to its businesses.

     The Company holds U.S. and foreign registrations for numerous trademarks and service marks, including the word marks "TV Guide", "Prevue", "Prevue Express", "Superstar" and "FM Cubed". The Company also holds registrations for a variety of other design marks.

Employees

     As of December 31, 2000, the Company had approximately 2,700 employees. None of the Company's employees are subject to collective bargaining agreements. The Company believes that its relations with its employees are good.

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

     The Company leases a total of 12 transponders on several different satellites owned and operated by various satellite companies. Lease payments for a single transponder range from $53,000 to $200,000 per month, depending upon the location of the satellite, the satellite's footprint, the date of the lease and the power of the satellite. Certain of the transponder leases are for fixed terms while others have terms through the operational life of the respective satellite. The transponder leases are expected to expire between 2001 and 2005.

     The Company leases an aggregate of approximately 600,000 square feet of office space in various locations throughout the United States under leases with remaining terms of up to ten years.

ITEM 3.    LEGAL PROCEEDINGS

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. On March 13, 2000, the Company was awarded complete summary judgment in its favor in this matter. On May 5, 2000, the State appealed that judgment to the Illinois Appellate Court, First Judicial District, where the matter is pending. The Company and the State are attempting to negotiate a settlement which would cover the period at issue in the case as well as any potential (as yet unasserted) liability for the taxes through the present.

     On October 18, 1999, a former employee of ODS filed a complaint against ODS and the Company in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. The Company currently has pending a motion for summary judgment to dismiss the lawsuit and the time set by the court to complete discovery now has expired.

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

     During July and August 2000, the Company was served with more than twenty class action complaints filed primarily in the United States District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that the Company, the Magazine Publishers Association ("MPA"), and twelve other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Plaintiffs have filed a motion for partial summary judgment which is pending before the Court.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not applicable.


PART II.

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar-TV Guide International, Inc. (formerly Gemstar International Group Limited) ("Gemstar") pursuant to an Agreement and Plan of Merger, dated as of October 4, 1999, as amended. Following the merger, the capital stock of TV Guide ceased to be publicly traded.

     Dividends

     No cash dividends were declared or paid during 2000 or 1999. The Company currently intends to retain all earnings for the continued development and growth of its business and has no plans to pay cash dividends in the future.


ITEM 6.   SELECTED FINANCIAL DATA

     Not applicable. See Item 7, Management's Narrative Analysis of Operations, for a discussion of the Company's results of operations as contemplated by General Instruction I(2)(a) of Form 10-K.

ITEM 7.   MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     In accordance with General Instruction I(2)(a) of Form 10-K, the following narrative analysis of the Company's results of operations is presented in lieu of the disclosure otherwise required by Item 7 of Form 10-K.

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar-TV Guide International, Inc. (formerly Gemstar International Group Limited)("Gemstar"). For accounting purposes, the merger is being accounted for as of July 12, 2000 using the purchase method. Accordingly, financial information for the period after that date reflects the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) made by Gemstar to the assets and liabilities of the Company and, therefore, are not comparable to those before the acquisition. The consolidated financial statements for the period after July 12, 2000 are labeled Successor Company. Statements for periods prior to July 12, 2000 are based on the historical accounts of the Company and are labeled Predecessor Company.

     The following table sets forth certain financial information for the Company and the businesses operated by it during periods in the years ended December 31, 2000, 1999 and 1998 (in millions, except for ratios).




                          Period From
                          July 13, 2000  Period From
                          to             January 1, 2000  Year Ended      Year Ended
                          December 31,   to               December 31,    December 31,
                          2000           July 12, 2000    1999            1998
                          Successor      Predecessor      Predecessor     Predecessor
                          Company (1)    Company          Company (2)     Company
                          -------------  ---------------  -------------   -------------


Income statement data:
 Consolidated revenues    $ 527.0        $ 623.3          $1,135.3        $ 621.9
 Consolidated operating
  income (loss)            (329.1)           8.7              87.0          108.6
 Consolidated
  depreciation and
  amortization              438.2           76.2             135.9           28.2

Cash flow data:
 Consolidated capital
  expenditures            $  20.7        $  20.9          $   44.6        $  11.1
 Net cash provided by
  (used in):
   Operating activities      47.5           26.3              74.0           95.4
   Investing activities     (22.3)         (66.2)           (864.1)          61.7
   Financing activities     (47.0)          46.1             727.7          (34.0)


Other data:
 EBITDA (3)(4)            $ 127.4        $  99.5          $  223.6        $ 137.6


 Ratio of earnings to
  fixed charges (5)       See Note (7)   See Note (8)     1.8x            22.6x


     The following table sets forth certain financial information for the Company and its restricted subsidiaries that guarantee the 8 1/8% senior subordinated notes. The Company has one domestic subsidiary and one partially owned foreign subsidiary that are restricted subsidiaries under the indenture but are not guarantors of the notes (in millions, except for ratios).




                          Period From
                          July 13, 2000  Period From
                          to             January 1, 2000  Year Ended      Year Ended
                          December 31,   to               December 31,    December 31,
                          2000           July 12, 2000    1999            1998
                          Successor      Predecessor      Predecessor     Predecessor
                          Company (1)    Company          Company (2)     Company
                          -------------  -------------    ------------    ------------


Income statement data:
 Consolidated revenues    $ 377.9        $ 426.6          $ 697.7         $ 152.2
 Consolidated operating
  income (loss)            (305.9)          16.8             79.3            53.9
 Consolidated
  depreciation and
  amortization              394.0           65.2            101.2            10.6

Cash flow data:
 Consolidated capital
  expenditures            $  19.2        $  19.3          $  37.1         $   8.0
 Net cash provided by
  (used in):
   Operating activities      51.2            1.6            (13.3)           46.7
   Investing activities     (17.4)         (52.4)          (863.8)           65.3
   Financing activities     (35.6)          55.8            788.4           (39.6)


Other data:
 EBITDA (3)(4)            $ 106.4        $  96.6          $ 181.2         $  65.3


 Ratio of earnings to
  fixed charges (5)(6)    See Note (7)   See Note (8)     1.7x            17.0x


(1) On July 12, 2000, the Company was acquired in a transaction accounted for as a purchase. Accordingly, the financial information for the period after that date reflects the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) to the assets and liabilities of the Company.

(2) Effective March 1, 1999, the Company's consolidated operating results include the operating results of certain corporations which own and publish TV Guide magazine, publish cable-based television listing guides, operate the web site now known as TV Guide Online and hold certain other assets. These corporations were acquired from an indirect subsidiary of The News Corporation Limited in a transaction accounted for as a purchase.

(3) EBITDA means operating income before stock compensation expense and depreciation and amortization. EBITDA is presented supplementally as the Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and others associated with its industry. However, EBITDA does not take into account substantial costs of doing business, such as income taxes and interest expense. While many in the financial community consider EBITDA to be an important measure of comparative operating performance, it should be considered in addition to, but not as a substitute for, operating income, net income, cash flow provided by operating activities and other measures of financial performance prepared in accordance with generally accepted accounting principles that are presented in the financial statements included in this report. Additionally, the Company's calculation of EBITDA may be different than the calculation used by other companies and, therefore, comparability may be affected.

(4) EBITDA for the period January 1, 2000 through July 12, 2000 includes certain non-recurring charges relating to compensation costs that occurred as a result of the merger with Gemstar.

(5) For the ratio of earnings to fixed charges calculations, earnings available for fixed charges consists of earnings before income taxes and minority interests in earnings of consolidated subsidiaries plus fixed charges. Fixed charges consist of interest on debt and that portion of rental expense the Company believes to be representative of interest.

(6) For purposes of the calculation of the ratio of earnings to fixed charges, equity in earnings and losses of the Company's subsidiaries which do not guarantee the 8 1/8% senior subordinated notes have been excluded.

(7) Earnings for the period from July 13, 2000 to December 31, 2000 reflect the increase in amortization of intangible assets resulting from the impacts of push-down accounting related to the acquisition of the Company by Gemstar. As a result of this non-cash charge, earnings as calculated, were not sufficient to cover fixed charges by $351.4 million ($326.8 million Guarantor).

(8) Earnings for the period January 1, 2000 through July 12, 2000 include certain non-recurring charges relating to compensation and other costs that occurred as a result of the merger with Gemstar and amortization of intangible assets recorded in the TV Guide Transaction. As a result, earnings were not sufficient to cover fixed charges by $24.0 million ($18.1 million Guarantor).

Results of Operations

Consolidated

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar. For accounting purposes, the merger is being accounted for as of July 12, 2000 using the purchase method. Accordingly, financial information for the period after that date reflects the push-down of the purchase price allocation (based on preliminary estimates and subject to adjustment) made by Gemstar to the assets and liabilities of the Company.

     The following discussion combines the operating results for the period July 13, 2000 through December 31, 2000 with the period January 1, 2000 through July 12, 2000 for comparison to the corresponding twelve-month period in 1999.

     Revenues for 2000 were $1.2 billion, compared to $1.1 billion in 1999. Revenues increased $15.0 million, or 1%, in 2000 compared to 1999, primarily due to $74.3 million of additional revenues attributable to TV Guide magazine, which was acquired by the Company on March 1, 1999, coupled with increased revenues from TV Guide Channel, partially offset by reduced revenues in the Investments and Holdings Sector, resulting primarily, from the continued decline in the C-band market, accelerated due to the conversion agreement with EchoStar.

     Operating expenses, excluding stock compensation, depreciation and amortization, were $923.4 million for the year ended December 31, 2000, compared to $911.7 million in 1999. Operating expenses increased $11.7 million, or 1%, in 2000 over those in 1999, due to increased operating costs of $53.9 million attributable to TV Guide magazine and non-recurring compensation expense associated with the Gemstar merger, partially offset by expense reductions in the C-band business.

     Stock compensation expense for the period July 13, 2000 through December 31, 2000 reflects amortization of the portion of the purchase price of TV Guide assigned to unearned compensation expense for unvested TV Guide stock options assumed by Gemstar in its acquisition of TV Guide. Stock compensation expense in prior periods represents non-cash expense resulting primarily from stock option arrangements.

     Depreciation and amortization was $514.4 million in 2000 compared to $135.9 million in 1999. Depreciation and amortization increased $378.5 million, or 279%, in 2000 over 1999 primarily as a result of amortization of intangible assets and other depreciation resulting from the impacts of push-down accounting related to the acquisition of the Company by Gemstar.

     Interest expense was $53.7 million in 2000 compared to $43.6 million in 1999. The increase in interest expense in 2000 was attributable to increased debt levels resulting primarily from the issuance of $400 million of senior subordinated notes and $185 million in bank debt to fund a portion of the TV Guide acquisition in March 1999.

     Other income (expense) for 2000 totaled $(1.3 million) compared to $(134,000) in 1999. Included in other income (expense) during 2000 and 1999 were $9.7 million and $4.5 million, respectively, of expenses associated with the merger transaction with Gemstar.

     Minority interest in earnings for 2000 of $14.8 million, represents that portion of earnings attributable to the minority ownership of SNG, SSDS, Inc. and Infomedia S.A.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     This report contains certain "forward-looking statements" within the meaning of federal securities laws about the Company's financial condition, results of operations and business. Such forward-looking statements may include, among other things, statements concerning: future acquisitions or dispositions; changes in net revenues from the Company's businesses, including those changes resulting from the introduction of alternate, competing products or services, changes in technology and changes in consumer performances and habits; the impact of governmental regulations; competitive conditions in industries in which the Company does business; liquidity and future capital expenditures; the outcome of certain litigation and alternative sources of supplies and services needed by the Company. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the Company in those statements. The important factors that could prevent the Company from achieving its stated goals include, but are not limited to, the following:

  --   required regulatory approvals to complete certain transactions,
  --   continued declines in circulation and operating profits for TV
         Guide magazine,
  --   changes in the regulation of the cable television and/or
         satellite industries adverse to the Company's services,
  --   loss of the cable and/or satellite compulsory licenses provided by federal law,
  --   the willingness of cable and satellite television systems to acquire and install new equipment that will allow the Company to effectively market its interactive technology,
  --   increased price and service competition within the industry,
  --   the Company's ability to keep pace with technological
         developments to protect the Company's intellectual property rights and defend against claims by others asserting infringement of their intellectual property rights,
  --   a reduction in demand for advertising and competition from other media companies for audience and advertising revenues,
  --   changes in paper prices or postal rates,
  --   consumer acceptance of the Company's interactive technologies,
  --   continued declines in the C-band market,
  --   adoption of regulation favorable to the deployment of TV Games
         and
  --   adequacy of capital resources to allow the Company to execute its business plans.

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to interest rate changes is primarily related to its variable rate debt under TV Guide's $300 million six-year revolving credit facility and $300 million 364-day revolving credit facility which were entered into in conjunction with the TV Guide Transaction. Borrowings under the 364-day revolving credit facility converted to a four-year term loan on February 24, 2001. Because the interest rates on these facilities are variable, based upon the bank's prime rate or LIBOR, the Company's interest expense and cash flow are affected by interest rate fluctuations. At December 31, 2000, the Company had $268.8 million outstanding under the six-year revolving credit facility and $300.0 million outstanding under the 364-day revolving credit facility. If interest rates were to increase or decrease by 100 basis points, the result, based upon the existing outstanding debt, would be an annual increase or decrease of $5.7 million in interest expense and a corresponding decrease or increase of $5.7 million in the Company's cash flow.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           TV GUIDE, INC.

           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----

Independent Auditors' Report  . . . . . . . . . . . . . .      20
Consolidated Balance Sheets . . . . . . . . . . . . . . .      21
Consolidated Statements of Operations . . . . . . . . . .      22
Consolidated Statements of Changes In Stockholders'
  Equity  . . . . . . . . . . . . . . . . . . . . . . . .      23
Consolidated Statements of Cash Flows . . . . . . . . . .      24
Notes to Consolidated Financial Statements  . . . . . . .      25



Separate financial statements of the guarantor subsidiaries have not been presented herein as such subsidiaries are wholly owned and are joint and several, full and unconditional guarantors of the senior subordinated notes.



              INDEX TO FINANCIAL STATEMENT SCHEDULES

Schedule II - Valuation and Qualifying Accounts . . . . .      56


All other Schedules have been omitted since the required information is not present or the amounts are not sufficient to require submission of the Schedule or because the information required is included in the respective financial statements or notes thereto.

                      INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholder
TV Guide, Inc.:


     We have audited the accompanying consolidated balance sheets of TV Guide, Inc. and subsidiaries as of December 31, 2000 (Successor) and December 31, 1999 (Predecessor), and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the periods from July 13, 2000 to December 31, 2000 (Successor period), and from January 1, 2000 to July 12, 2000 and for each of the years in the two year period ended December 31, 1999 (Predecessor periods). In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Companies' management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the aforementioned Successor consolidated financial statements present fairly, in all material respects, the financial position of TV Guide, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for the Successor period, in conformity with accounting principles generally accepted in the United States of America. Further, in our opinion, the aforementioned Predecessor consolidated financial statements present fairly, in all material respects, the financial position of TV Guide, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the Predecessor periods, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the Successor and Predecessor periods.

     As discussed in Note 3 to the consolidated financial statements, effective July 12, 2000, Gemstar-TV Guide International, Inc. (formerly Gemstar International Group Limited) acquired all of the outstanding stock of TV Guide, Inc. in a business combination accounted for as a purchase. As a result of the acquisition, the consolidated financial information for the periods after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.



                                     /s/ KPMG LLP


Los Angeles, California
March 6, 2001

                             TV GUIDE, INC.
                      CONSOLIDATED BALANCE SHEETS
            (In millions, except share and per share amounts)


                                           December 31,   December 31,
                                              2000           1999
                                            Successor     Predecessor
                                             Company        Company
                                             -------        -------
ASSETS
Current assets:
 Cash and cash equivalents                  $    77.6      $   93.2
 Marketable securities, at fair value             2.5          20.7
 Accounts receivable, net of allowance
  for doubtful accounts of $22.8
  and $18.4 at December 31, 2000 and
  1999, respectively                            253.7         293.3
 Deferred tax asset                              16.0           4.3
 Inventories and other current
  assets                                         33.8          29.8
                                            ---------      --------
Total current assets                            383.6         441.3

Property, plant and equipment, at
 cost, net of accumulated
 depreciation and amortization                   86.3          75.7
Intangible assets, net of
 accumulated amortization                     9,410.7       2,755.5
Other assets, net of accumulated
 amortization                                   164.6          42.3
                                            ---------      --------
Total assets                                $10,045.2      $3,314.8
                                            =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                           $    25.0      $   72.6
 Accrued liabilities                            156.7         120.4
 Note payable and current portion of
  capital lease obligations and
  long term debt                                 62.7           7.8
 Customer prepayments and deferred
  revenue                                       272.7         282.3
                                            ---------      --------
Total current liabilities                       517.1         483.1

Deferred tax liability                        1,353.1         647.1
Capital lease obligations                         6.3           9.0
Long-term debt                                  580.2         615.3
Non-current portion of
 customer prepayments and
 deferred revenue and
 other long-term liabilities                     72.7          77.6

Minority interest                                 1.9           5.0

Stockholders' equity:
 Common stock, $.01 par value;
  1,000 shares authorized and
  100 shares outstanding in 2000                   --            --
 Class A common stock, $.01 par
  value; 650,000,000 shares
  authorized and 154,477,696 shares
  outstanding in 1999                              --           1.5
 Class B common stock, $.01 par
  value; 300,000,000 shares
  authorized and 149,986,352 shares
  outstanding in 1999                              --           1.5
 Additional paid in capital                   7,891.7       1,283.9
 Unearned compensation                          (69.7)           --
 Retained earnings
  (accumulated deficit)                        (302.2)        181.5
 Accumulated other comprehensive
  income (loss), net of tax                      (5.9)          9.3
                                            ---------      --------
Total stockholders' equity                    7,513.9       1,477.7
                                            ---------      --------
Total liabilities and stockholders'
 equity                                     $10,045.2      $3,314.8
                                            =========      ========


                        See accompanying notes.



                            TV GUIDE, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (In millions)


                         Period From
                         July 13, 2000  Period From
                         to             January 1, 2000  Year Ended      Year Ended
                         December 31,   to               December 31,    December 31,
                         2000           July 12, 2000    1999            1998
                         Successor      Predecessor      Predecessor     Predecessor
                         Company        Company          Company         Company
                         -------------  ---------------  --------------  -------------


Revenues                 $ 527.0        $623.3           $1,135.3        $ 621.9

Operating expenses:
 Operating expenses,
  excluding stock
  compensation,
  depreciation and
  amortization             399.6         523.8              911.7          484.3
 Stock compensation
  expense                   18.3          14.6                0.7            0.8
 Depreciation               11.8          13.6               21.1           13.9
 Amortization              426.4          62.6              114.8           14.3
                         -------        ------           --------        -------
                           856.1         614.6            1,048.3          513.3
                         -------        ------           --------        -------
Operating income
 (loss)                   (329.1)          8.7               87.0          108.6

Gain on issuance of
 equity by subsidiary         --            --                 --           37.9
Interest expense           (24.8)        (28.9)             (43.6)          (1.6)
Other income (expense),
 net                         2.5          (3.8)              (0.1)          16.5
                         -------        ------           --------        -------

Income (loss) before
 income taxes and
 minority interest        (351.4)        (24.0)              43.3          161.4
Benefit (provision)
 for income taxes           56.3          (1.1)             (26.4)         (58.9)
Minority interest in
 earnings                   (7.1)         (7.7)             (12.2)          (0.4)
                         -------        ------           --------        -------
Net income (loss)        $(302.2)       $(32.8)          $    4.7        $ 102.1
                         =======        ======           ========        =======

                        See accompanying notes.


                            TV GUIDE, INC.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (In millions, except share amounts)


                                                                               Accumulated    Retained
                                 Class A   Class B   Additional                Other          Earnings
                        Common   Common    Common    Paid-In      Unearned     Comprehensive  (Accumulated
                        Stock    Stock     Stock     Capital      Compensation Income (Loss)  Deficit)      Total
                        ------   -------   -------   -----------  ------------ -------------- ------------- -----

Balance at January
1, 1998
(Predecessor Company)   $  --    $ 0.2     $ 0.2     $   39.0     $   --       $  --          $  81.2       $  120.6

 Net income                --       --        --           --         --          --            102.1          102.1
 Other comprehensive
  income, net of tax:
   Unrealized loss
    on available for
    sale securities        --       --        --           --         --          --               --             --
                                                                                                            --------

 Comprehensive income                                                                                          102.1

 Two-for-one split
  (24,224,833
  Class A shares
  and 18,748,294
  Class B shares)          --      0.2       0.2         (0.4)        --          --               --             --
 Exercise of stock
  options, net of
  stock tendered
  (133,220 Class
  A shares)                --       --        --          1.2         --          --               --            1.2
 Repurchase and
  retirement of
  stock (887,800
  Class A shares)          --       --        --        (18.8)        --          --               --          (18.8)
 Tax benefit from
  exercise of non-
  qualified stock
  options                  --       --        --          0.4         --          --               --            0.4
 Non-cash stock
  compensation             --       --        --          0.8         --          --               --            0.8
 Distributions to
  Liberty Media            --       --        --           --         --          --             (6.5)          (6.5)
                        -----    -----     ------    --------     ------       -----          -------       --------
Balance at December
31, 1998
(Predecessor Company)      --      0.4        0.4        22.2         --          --            176.8          199.8


 Net income                --       --        --           --         --          --              4.7            4.7
 Other comprehensive
  income, net of tax:
   Unrealized gain
    on available for
    sale securities        --       --        --           --         --         9.3               --            9.3
                                                                                                            --------

 Comprehensive income                                                                                           14.0

 Shares issued to
  News Corp. for TV
  Guide acquisition
  (22,503,412 Class
  A shares and
  37,496,588 Class
  B shares)                --      0.2       0.4      1,120.2         --          --               --        1,120.8
 Market equalization
  shares issued to
  News Corp.
  (6,534,108 Class
  A shares)                --      0.1        --        130.6         --          --               --          130.7
 Exercise of stock
  options, net of
  stock tendered
  (291,912 Class
  A shares)                --       --        --          2.3         --          --               --            2.3
 Two-for-one split
  (77,238,848 Class
  A shares and
  74,993,176 Class
  B shares)                --      0.8       0.7         (1.5)        --          --               --             --
 Tax benefit from
  exercise of non-
  qualified stock
  options                  --       --        --          1.4         --          --               --            1.4
 Non-cash stock
  compensation             --       --        --          0.7         --          --               --            0.7
 Contribution from
  Liberty Media-
  Netlink Wholesale
  Division                 --       --        --          8.0         --          --               --            8.0
                        -----    -----     -----     --------     ------       -----          -------       --------
Balance at December
31, 1999
(Predecessor Company)      --      1.5       1.5      1,283.9         --         9.3            181.5        1,477.7


Net loss                   --       --        --           --         --          --            (32.8)         (32.8)
 Other comprehensive
  income (loss), net
  of tax:
   Unrealized loss
    on available for
    sale securities        --       --        --           --         --        (5.4)              --           (5.4)
                                                                                                            --------
Comprehensive loss                                                                                             (38.2)

 Exercise of stock
  options, net of
  stock tendered
  (499,079 Class
  A shares)                --       --        --          4.0         --          --               --            4.0
 Tax benefit from
  exercise of non-
  qualified stock
  options                  --       --        --          3.2         --          --               --            3.2
 Non-cash stock
  compensation             --       --        --         14.6         --          --               --           14.6
                        -----    -----     -----     --------     ------       -----          -------       --------

Balance at July 12,
2000
(Predecessor Company)   $  --    $ 1.5     $ 1.5     $1,305.7     $   --       $ 3.9          $ 148.7       $1,461.3
                        =====    =====     =====     ========     ======       =====          =======       ========


Balance at July 13,
2000
(Successor Company)     $  --    $  --     $  --     $7,891.7     $(88.0)      $  --          $    --       $7,803.7

Net loss                   --       --        --           --         --          --           (302.2)        (302.2)
 Other comprehensive
  income (loss), net
  of tax:
   Unrealized loss
    on available for
    sale securities        --       --        --           --         --        (5.9)              --           (5.9)
                                                                                                            --------
Comprehensive loss                                                                                            (308.1)

Amortization of
 unearned
 compensation              --       --        --           --       18.3          --               --           18.3
                        -----    -----     -----     --------     ------       -----          -------       --------
Balance at December
31, 2000
(Successor Company)     $  --    $  --     $  --     $7,891.7     $(69.7)      $(5.9)         $(302.2)      $7,513.9
                        =====    =====     =====     ========     ======       =====          =======       ========


                        See accompanying notes.


                             TV GUIDE, INC.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In millions)


                             Period From
                             July 13, 2000  Period From
                             to             January 1, 2000  Year Ended      Year Ended
                             December 31,   to               December 31,    December 31,
                             2000           July 12, 2000    1999            1998
                             Successor      Predecessor      Predecessor     Predecessor
                             Company        Company          Company         Company
                             -------------- ---------------- ------------    ------------


Operating activities:
Net income (loss)            $(302.2)       $ (32.8)         $   4.7         $ 102.1
Adjustments to reconcile
 net income (loss) to
 net cash provided by
 operating activities:
  Gain on issuance of
   equity by subsidiary           --             --               --           (37.9)
  Depreciation and
   amortization                438.2           76.2            135.9            28.2
  Minority interest in
   earnings                      7.1            7.7             12.2             0.4
  Deferred income taxes        (89.1)         (26.9)           (29.4)           17.8
  Stock compensation
   expense                      18.3           14.6              0.7             0.8
  (Gain) loss on asset
   dispositions                 (0.1)            --              0.3           (10.9)
  Other                          0.7            0.7              2.5             0.9
  Changes in operating
   assets and liabilities,
   net of the effect of
   acquisitions and
   disposals:
    Accounts receivable         28.4           (3.3)           (80.9)            0.7
    Inventory and other          5.2          (10.8)            19.0             2.1
    Accounts payable           (24.1)         (22.0)             2.5            (1.5)
    Accrued liabilities        (26.3)          30.9             35.7            (2.0)
    Customer prepayments
     and deferred
     revenues                   (1.2)          (5.8)           (24.0)           (4.8)
    Other                       (7.4)          (2.2)            (5.2)           (0.5)
                             -------        -------          -------         -------
Net cash provided by
 operating activities           47.5           26.3             74.0            95.4

Investing activities:
 Investments and
  acquisitions, net of
  cash acquired                 (3.2)         (58.8)          (813.3)          (42.1)
 Sale of assets                  1.4           13.5               --              --
 Capital expenditures          (20.7)         (20.9)           (44.6)          (11.1)
 Purchases of marketable
  securities                      --             --             (6.1)          (74.4)
 Sales of marketable
  securities                      --            0.7              4.8           116.4
 Maturities of marketable
  securities                      --             --              1.1            73.8
 Other                           0.2           (0.7)            (6.0)           (0.9)
                             -------        -------          -------         -------
Net cash provided by (used
 in) investing activities      (22.3)         (66.2)          (864.1)           61.7

Financing activities:
 Repayment of note payable
  and long-term debt              --           (3.7)              --            (6.2)
 Issuance of senior
  subordinated notes              --             --            400.0              --
 Repayment of senior
  subordinated notes          (331.9)            --               --              --
 Borrowings under bank
  credit facilities            298.4           55.0            217.3              --
 Debt issuance costs              --             --            (15.1)             --
 Repayment of capital
  lease obligations             (2.0)          (2.0)            (3.7)           (3.5)
 Issuance of common stock         --            2.6            133.0             1.2
 Repurchase of common stock       --             --               --           (18.8)
 Contributions from
 (distributions to)
  Liberty Media-Netlink           --             --              8.0            (6.5)
 Distributions to minority
  interests, net                (7.5)          (5.8)           (12.4)             --
 Other                          (4.0)            --              0.6            (0.2)
                             -------        -------          -------         -------
Net cash provided by
 (used in) financing
  activities                   (47.0)          46.1            727.7           (34.0)
                             -------        -------          -------         -------
Net increase (decrease)
 in cash and cash
 equivalents                   (21.8)           6.2            (62.4)          123.1
Cash and cash equivalents
 at beginning of period         99.4           93.2            155.6            32.5
                             -------        -------          -------         -------
Cash and cash equivalents
 at end of period            $  77.6        $  99.4          $  93.2         $ 155.6
                             =======        =======          =======         =======


                        See accompanying notes.

                              TV GUIDE, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000


1.   General

     The Company

     TV Guide, Inc. ("TV Guide" or the "Company") is a leading global technology and media company focused on consumer entertainment. The majority of the Company's operating income is earned through the sale and distribution of program listings guides and program promotion services, the sale of home satellite dish services and satellite distribution of video services.

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar-TV Guide International, Inc. (formerly Gemstar International Group Limited) ("Gemstar") pursuant to an Agreement and Plan of Merger, dated as of October 4, 1999, as amended (the "Gemstar Transaction").
TV Guide stockholders received 0.6573 of a share of Gemstar common stock for each share of TV Guide common stock outstanding at the time of the merger. Following the merger, the capital stock of TV Guide ceased to be publicly traded. However, the Company's senior subordinated notes continue to be outstanding and the Company will continue to file reports with the Securities and Exchange Commission for so long as appropriate.

     For accounting purposes, the merger is being accounted for as of July 12, 2000 using the purchase method. Accordingly, the consolidated financial statements for the period after that date reflect the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) made by Gemstar to the assets and liabilities of the Company and, therefore, are not comparable to those before the acquisition. The consolidated financial statements for the period after July 12, 2000 are labeled Successor Company. Statements for periods prior to July 12, 2000 are based on the historical accounts of the Company and are labeled Predecessor Company.

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

     Marketable Securities

     The Company invests the majority of its cash in municipal debt securities, equities, money market funds and commercial paper. These investments are diversified among high credit quality issues in accordance with the Company's investment policy. Management determines the appropriate classification of its marketable securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Marketable securities which the Company may not hold to maturity are classified as available-for-sale. Securities available-for-sale are carried at fair market value with the unrealized gains and losses, net of tax, reported as accumulated other comprehensive income or loss. At December 31, 2000 and 1999, the Company classified all of its marketable securities as available-for-sale.

     The amortized cost of municipal debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization or accretion is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income. The cost of the municipal debt securities sold is based on the specific identification method.

     Inventories

     Inventories consist primarily of paper supplies for TV Guide magazine and are stated at the lower of cost or market. Cost of paper inventory is determined using the last-in, first-out method.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost (subject to fair value adjustments made as part of purchase accounting at the date of the merger with Gemstar). Additions and improvements that extend the useful lives of assets are capitalized. Other expenditures for repairs and maintenance are charged to expense as incurred.

     Depreciation and Amortization

     Depreciation and amortization of property, plant and equipment is provided on a straight-line basis over the estimated useful lives of the assets as follows:

          Leased transponders                     9-12 years
          Buildings and improvements              2-32 years
          Equipment and other                     2-15 years

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

     Revenue Recognition on Advertising

     The Company recognizes electronic guide advertising revenue when the related advertisement is aired. Magazine advertising is recognized upon release of magazines for sale to consumers. All advertising is stated net of agency commissions and discounts.


     Subsidiary Equity Transactions

     The Company recognizes as non-operating income or loss its proportionate share of increases or decreases in the equity of its affiliates arising from equity transactions by such affiliates.

     Impairment of Long-Lived Assets and Long-Lived Assets to Be
     Disposed Of

     The Company reviews long-lived assets and intangible assets, including goodwill, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. During the fourth quarter of 1999, the Company recognized a $15.2 million impairment of its goodwill in SSDS, Inc. ("SSDS"). SSDS was subsequently disposed of during 2000. No gain or loss was recognized upon disposition.

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

     Effective July 12, 2000, the Company became a member of Gemstar's controlled group for federal income tax purposes. For financial reporting purposes, income taxes have been reported as though the Company was on a stand-alone basis with no recognition given to any separate return limitations.

     Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents, marketable securities and trade receivables. The Company invests its available cash in high grade municipal securities, equity securities, money market funds and commercial paper. There is a concentration of credit risk associated with wholesale distributors of print products which may be affected by changes in economic and industry conditions. Concentration of credit risk with respect to programming trade receivables is limited since a substantial number of the Company's customers pay in advance, providing for receipt of funds prior to service being rendered, or provide letters of credit as security. For other customers, service is generally terminated in the event payment is not received within 30-60 days of service. Credit losses have been within management's expectations.

     Stock-based Compensation

     The Company follows the guidelines established by Accounting
Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for its employees' stock options.

     Related Party Transactions

     At December 31, 2000, Liberty Media Corporation, an indirect wholly owned subsidiary of AT&T Corp. ("Liberty Media"), and The News Corporation Limited ("News Corp.") each directly or indirectly owned approximately 20% of the issued and outstanding common stock of Gemstar.

     AT&T Broadband and Internet Services ("BIS") (formerly Tele-Communications, Inc.) and its consolidated affiliates purchase video, program promotion and guide services and subscriber management services from the Company. During the years ended December 31, 2000, 1999 and 1998, revenues earned by the Company from BIS were $18.8 million, $19.2 million and $11.2 million, respectively.

     News Corp. and its consolidated affiliates purchased $19.4 million and $21.4 million of advertising from the Company during the year ended December 31, 2000 and for the period from March 1, 1999 through December 31, 1999, respectively.

     The Company purchases programming and production services and is provided satellite transponder facilities and uplink services from Liberty Media consolidated affiliates. These purchases totaled $24.5 million, $28.0 million and $28.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. In addition, the Company purchased programming and production services from News Corp. and its consolidated affiliates during the year ended December 31, 2000 and for the period from March 1, 1999 through December 31, 1999 totaling $18.1 million and $18.0 million, respectively.

     At December 31, 2000 and 1999, the Company had outstanding receivables of $7.8 million and $4.3 million, respectively, due from BIS consolidated affiliates and outstanding liabilities of $1.9 million and $1.9 million, respectively, due to Liberty Media consolidated affiliates. In addition, at December 31, 2000 and 1999, the Company had outstanding receivables due from News Corp. consolidated affiliates of $7.8 million and $4.3 million, respectively, and outstanding liabilities due to News Corp. consolidated affiliates of $1.0 million and $686,000, respectively. The Company also had outstanding receivables of $1.7 million due from Gemstar consolidated affiliates and outstanding liabilities of $129,000 due to Gemstar consolidated affiliates at December 31, 2000.

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

     Research and Development Costs

     Research and development costs of $8.3 million, $11.5 million and $7.9 million for the years ended December 31, 2000, 1999 and 1998, respectively, are included in operating expenses.

     Comprehensive Income

     Unrealized holding gains and losses for available-for-sale securities are reflected, net of related tax effects, in accumulated other comprehensive income (loss) in stockholders' equity.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

     Reclassifications

     Certain financial statement items for prior years have been reclassified to conform to the 2000 presentation.

3.   Investments and Acquisitions

     Gemstar Transaction

     On July 12, 2000, the Company became a wholly owned subsidiary of Gemstar pursuant to an Agreement and Plan of Merger, dated as of October 4, 1999, as amended. For accounting purposes, the merger is being accounted for as of July 12, 2000 using the purchase method. Accordingly, the consolidated financial statements for the period after that date reflects the push-down of the purchase price allocations (based on preliminary estimates and subject to adjustment) made by Gemstar to the assets and liabilities of the Company. The Company does not expect there to be any significant adjustments to the reported amounts as a result of the final purchase price allocation. The purchase price was allocated to identifiable tangible and intangible assets and liabilities as follows with the excess of the purchase price over such identifiable assets and liabilities allocated to goodwill (in millions).

     Assets:
       Current assets                             $   452.5
       Property, plant and equipment                   80.4
       Intangible assets                            9,833.5
       Other assets                                   157.8
                                                  ---------
                                                   10,524.2
     Liabilities:
       Current liabilities                            527.6
       Deferred tax liability                       1,445.3
       Other long-term liabilities                    747.6
                                                  ---------
                                                    7,803.7
     Unearned compensation                             88.0
                                                  ---------
     Net purchase price                           $ 7,891.7
                                                  =========

     The purchase price of $7.9 billion consisted of shares of Gemstar common stock issued to the TV Guide stockholders at $38.21 per share, the average market price of Gemstar's common stock for a few days before and after the agreement on the Gemstar Transaction was reached and announced, and certain transaction costs.

     Intangible assets relating to the Gemstar Transaction are comprised of the following amounts and lives (in millions):

     Acquired subscriber accounts    $  699.0          3-5 years
     Trademarks and patents          $  799.0         5-40 years
     Publishing rights               $  270.0           15 years
     Contracts                       $1,942.0         5-10 years
     Goodwill                        $6,123.5         5-15 years



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

     Liberty Transaction

     On March 1, 1999, the Company issued to Liberty Media 25,500,000 shares of Class B Common Stock in exchange for all of the outstanding shares of each of three subsidiaries of Liberty Media that together owned approximately 40% of SNG (bringing the Company's ownership to 80%), a business that provides satellite-transmitted programming services known as the "Denver 5" and a business that sells programming packages to SMATV systems that serve hotels and multi-unit dwellings. These consolidated financial statements give retroactive effect to the Liberty Transaction, which has been accounted for as a combination of entities under common control, similar to a pooling of interests, from January 25, 1996, the date the Company and the Liberty Media businesses were first under common control.

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

     The contribution was accounted for as a purchase of Turner Vision's business by SNG. Assets contributed by Turner Vision to SNG totaled $4.2 million and consisted primarily of $2.5 million of cash and $1.7 million of accounts receivable. These assets were subject to liabilities of $27.9 million, consisting primarily of $21.6 million of customer prepayments and $6.3 million of accounts payable and accrued liabilities. The purchase price of Turner Vision's business exceeded the fair value of the underlying net assets acquired by approximately $61.6 million, which amount was assigned to goodwill. As a result of the transaction, the Company recognized a gain of $37.9 million in 1998.

     ODS Technologies Acquisition

     On July 13, 1998, the Company increased its ownership interest in ODS Technologies, L.P. ("ODS"), a privately held company, to 98% by purchasing an 88% interest in ODS for approximately $28.4 million in cash.

4.   Marketable Securities

     The Company's marketable securities, all of which are classified as available-for-sale, as of December 31 are summarized as follows (in millions):
                                        Equity Securities
                             ----------------------------------------
                                                Gross
                                              Unrealized    Estimated
                               Unamortized      Gains         Fair
                                  Cost         (Losses)       Value
                               -----------    ----------    ---------
     2000
     (Successor Company)          $11.9         $(9.4)        $ 2.5
                                  =====         =====         =====
     1999
     (Predecessor Company)        $ 6.0         $14.7         $20.7
                                  =====         =====         =====


     Fair values for available-for-sale securities are based on quoted market prices. The carrying amounts reported in the consolidated balance sheet for all other financial instruments approximate those instruments' fair values. The unamortized cost for 2000 has been adjusted to reflect the fair market value, based on quoted market prices, of the securities as of the date of the Gemstar Transaction.

     During 1998 the Company realized gains from the sale of marketable securities of $10.4 million which are included in "Other income
(expense), net".

5.   Property, Plant and Equipment

     Property, plant and equipment as of December 31 are summarized as follows (in millions):

                                             2000            1999
                                           Successor      Predecessor
                                            Company         Company
                                            -------         -------

     Leased transponders                    $  9.1          $ 37.9
     Land, building and improvements          12.0            11.0
     Equipment and other                      78.4           128.6
                                            ------          ------
                                              99.5           177.5
     Accumulated depreciation and
       amortization                          (13.2)         (101.8)
                                            ------          ------
                                            $ 86.3          $ 75.7
                                            ======          ======


6.   Intangible Assets

     Intangible assets as of December 31 are summarized as follows (in millions):
                                             2000            1999
                                           Successor      Predecessor
                                            Company         Company
                                            -------         -------

     Goodwill                              $6,123.5        $1,085.8
     Contracts                              1,942.0              --
     Patents                                  127.5            36.0
     Publishing rights                        270.0         1,265.9
     Acquired subscriber accounts             699.0           108.8
     Trademarks                               672.0           387.1
     Other                                      0.2             2.0
                                           --------        --------
                                            9,834.2         2,885.6
     Accumulated amortization                (423.5)         (130.1)
                                           --------        --------
                                           $9,410.7        $2,755.5
                                           ========        ========

7.   Income Taxes

     Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows (in millions):

                                             2000            1999
                                           Successor      Predecessor
                                            Company         Company
                                            -------         -------

     Deferred tax assets:
       Bad debt expense                    $     7.3       $   3.1
       Deferred launch support and
         marketing fees                          4.3           5.3
       Other                                     1.6           1.7
                                           ---------       -------
         Total deferred tax assets              13.2          10.1

     Deferred tax liabilities:
       Unearned compensation                   (15.7)           --
       Unrecognized (gain) loss on
         marketable securities                   1.2          (5.4)
       Book/tax depreciation and
         amortization                       (1,322.8)       (631.8)
       Investment in Superstar/
         Netlink Group LLC                     (12.5)        (15.0)
       Other                                    (0.5)         (0.7)
                                           ---------       -------
           Total deferred tax
             liabilities                    (1,350.3)       (652.9)
                                           ---------       -------
     Net deferred tax liabilities          $(1,337.1)      $(642.8)
                                           =========       =======


     Significant components of the (benefit) provision for income taxes are as follows (in millions):

                   Successor Company         Predecessor Company
                   -----------------   --------------------------------
                      Period From        Period From
                     July 13, 2000     January 1, 2000    Year    Year
                          to                 to           Ended   Ended
                   December 31, 2000    July 12, 2000     1999    1998
                   -----------------   ---------------    -----   -----
     Current:
       Federal          $ 30.1              $ 25.7        $51.4   $38.3
       State               2.7                 2.3          4.4     2.8
                        ------              ------        -----   -----
                          32.8                28.0         55.8    41.1
     Deferred:
       Federal           (81.8)              (24.6)       (27.0)   16.6
       State              (7.3)               (2.3)        (2.4)    1.2
                        ------              ------        -----   -----
                         (89.1)              (26.9)       (29.4)   17.8
                        ------              ------        -----   -----
                        $(56.3)             $  1.1        $26.4   $58.9
                        ======              ======        =====   =====

     The reconciliation of income tax computed at the U.S. federal statutory tax rate to income tax expense (benefit) is (in millions):

                   Successor Company         Predecessor Company
                   -----------------   --------------------------------
                      Period From        Period From
                     July 13, 2000     January 1, 2000   Year    Year
                          to                 to          Ended   Ended
                   December 31, 2000    July 12, 2000    1999    1998
                   -----------------   ---------------   -----   -----

Tax (benefit) at
  statutory rate
  (35%)                 $(123.0)             $(8.4)      $15.1   $56.5
Minority interest
  in consolidated
  entities not
  subject to income
  taxes                    (2.5)              (2.7)       (4.6)     --
State taxes, net of
  federal benefit          (3.0)                --         1.3     2.9
Effect of municipal
  interest earned
  and exempt from
  federal tax              (0.4)              (0.1)       (0.5)   (1.2)
Non-deductible
  merger related
  costs                      --                6.3         1.8      --
Non-deductible
  goodwill
  amortization             72.2                5.1        13.3     0.7
Other                       0.4                0.9          --      --
                        -------             ------       -----   -----
                        $ (56.3)            $  1.1       $26.4   $58.9
                        =======             ======       =====   =====


     Income taxes paid were approximately $29.4 million, $58.8 million and $32.9 million for the years ended December 31, 2000, 1999 and 1998, respectively.

8.   Credit Arrangements

     TV Guide has a $300 million six-year revolving credit facility expiring in February 2005 and a $300 million 364-day revolving credit facility expiring in February 2001 with a group of banks. Borrowings under the credit facilities bear interest (7.7% at December 31, 2000) either at the banks' prime rate or LIBOR, both plus a margin based on a sliding scale tied to the Company's leverage ratio, as defined in the facilities. The credit facilities are subject to prepayment or reduction at any time without penalty. As of December 31, 2000, the Company had available borrowing capacity under the six-year revolving credit facility of approximately $31.2 million and no available borrowing capacity under the 364-day revolving credit facility. The outstanding borrowings under the 364-day revolving credit facility converted to a four-year amortizing term loan on February 24, 2001. Principal payments of $60 million, annually, in 2001 and 2002, and $90 million, annually, in 2003 and 2004, are due under the term loan. In addition, the Company has outstanding as of December 31, 2000, $71.4 million in 8 1/8% senior subordinated notes due 2009.

     At December 31, 1999, the Company had outstanding borrowings of $215.3 million under the six-year revolving credit facility and no borrowings under the 364-day revolving credit facility. In addition, the Company had $400 million in 8 1/8% senior subordinated notes outstanding at December 31, 1999.

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

     Interest paid by the Company was $59.9 million, $31.6 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     Future minimum lease payments under capital and noncancellable operating leases at December 31, 2000 are as follows (in millions):

                                             Capital    Operating
                                             Leases       Leases
                                             -------    ---------
     Year ending December 31:
          2001                                $ 3.4       $19.8
          2002                                  2.4        16.7
          2003                                  2.4        12.8
          2004                                  2.4        10.1
          2005                                   --         5.3
          Thereafter                             --         4.9
                                              -----       -----
     Total future minimum lease payments       10.6        69.6
     Less amount representing interest
       at 7%                                    1.6          --
     Less sublease revenues                      --         1.4
                                              -----       -----
     Net future minimum lease payments          9.0       $68.2
     Less current portion                       2.7       =====
                                              -----
                                              $ 6.3
                                              =====


     Rental expense under noncancellable operating leases amounted to $31.1 million (net of $580,000 in sublease revenues), $26.4 million (net of $1.7 million in sublease revenues) and $17.5 million (net of $1.7 million in sublease revenues) for the years ended December 31, 2000, 1999 and 1998, respectively.

10.  Common Stock and Stock Options

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

     As a result of the Gemstar Transaction, all holders of the Company's Class A Common Stock and Class B Common Stock received 0.6573 of a share of Gemstar common stock in exchange for each share of TV Guide Class A or Class B Common Stock held. In addition, Gemstar assumed responsibility for all outstanding TV Guide stock options under the TV Guide Stock Option Plans, as provided for in the Agreement and Plan of Merger.


11.  Employee Benefit Plans

     The Company sponsors defined contribution plans (collectively, the "Plans") which provide most of its employees with the ability to defer a percentage of their annual compensation subject to certain limitations. The Company matches 100% of the employee's deferrals up to a fixed percentage, determined annually, of the employee's annual compensation. Vesting of the Company's matching contributions begins at 20% after one full year of service and from the second through the fifth years, vesting increases by 20% each year until full vesting occurs. The Company's contributions to the Plans for the years ended December 31, 2000, 1999 and 1998 were $3.7 million, $3.9 million and $1.3 million, respectively. The Company does not provide any postretirement or postemployment benefits.

12.  Legal Proceedings

     The State of Illinois (the "State") has asserted that certain uplinking services performed by the Company at its Chicago teleport are subject to the State's Telecommunications Excise Tax Act. On March 13, 2000, the Company was awarded complete summary judgment in its favor in this matter. On May 5, 2000, the State appealed that judgment to the Illinois Appellate Court, First Judicial District, where the matter is pending. The Company and the State are attempting to negotiate a settlement which would cover the period at issue in the case as well as any potential (as yet unasserted) liability for the taxes through the present.

     On October 18, 1999, a former employee of ODS filed a complaint against ODS and the Company in a Florida federal court, which complaint was amended on November 12, 1999, asserting causes of action for violations of certain federal statutes governing pension plans and for equitable estoppel. The amended complaint seeks an unspecified amount of damages for benefits allegedly due to the plaintiff under his employment agreement with ODS. The Company currently has pending a motion for summary judgment to dismiss the lawsuit and the time set by the court to complete discovery now has expired.

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

     During July and August 2000, the Company was served with more than twenty class action complaints filed primarily in the United States District Court for the Southern District of New York on behalf of magazine subscribers. These complaints, which have been consolidated into a single action, allege that the Company, the Magazine Publishers Association ("MPA"), and twelve other publishers of consumer magazines have violated federal antitrust laws by conspiring to limit the discounting of magazine subscription prices by means of rules adopted by the MPA and the Audit Bureau of Circulation. The plaintiffs seek injunctive relief, unspecified damages (trebled), and attorneys' fees and costs. Plaintiffs have filed a motion for partial summary judgment which is pending before the Court.

     The Company is also a party to certain other claims, actions and proceedings incidental to its business, none of which is expected to have a material adverse effect on the business, financial position or results of operations of the Company.

13.  Segment Information

     Effective July 12, 2000, the Company restructured its businesses into four groups: the Technology and Licensing Sector, which is responsible for the development, licensing and protection of intellectual property and proprietary technology; the Company's technology includes the interactive program guide ("IPG") marketed by TV Guide Interactive; the Interactive Platform Sector, which owns, operates and derives recurring income from advertising, interactive services and e-commerce on the Company's proprietary IPG platforms; the Media and Services Sector, which operates TV Guide magazines, TV Guide Channel, and other television media properties, and which includes a media sales group that services all of the Company's media platforms; and the Investments and Holdings Sector, which operates a variety of businesses including the startup Television Games Network. Segment information reported in prior years has been reclassified to conform with the current year presentation.

     The Company's reportable segments are strategic business units that offer different products and services and compete in different industries. The Company's chief operating decision maker uses EBITDA (operating income before stock compensation expense and depreciation and amortization) to evaluate the performance of the four segments. Eliminations include inter-segment revenues and expenses. The Company accounts for inter-segment sales as if the sales were made to third parties at market prices. Assets of the reportable segments are not relevant for management of the businesses nor for disclosure.

     Segment information for the period from July 13, 2000 to December 31, 2000, the period from January 1, 2000 to July 12, 2000, and the years ended December 31, 1999 and 1998, is as follows:



             PERIOD FROM JULY 13, 2000 TO DECEMBER 31, 2000
                            SUCCESSOR COMPANY
                              (In millions)


                           Technology                  Media         Investments
                           and           Interactive   and           and
                           Licensing     Platforms     Services      Holdings
                           Sector        Sector        Sector        Sector        Eliminations  Consolidated
                           ----------    ----------    --------      -----------   ------------  ------------


Revenues                   $ 9.4         $    8.5      $  332.6      $180.5        $  (4.0)      $   527.0

Expenses                     9.7             17.2         230.6       146.1           (4.0)          399.6
                           -----         --------      --------      ------        -------       ---------

EBITDA                     $(0.3)        $   (8.7)     $  102.0      $ 34.4        $    --           127.4
                           =====         ========      ========      ======        =======

Stock compensation                                                                                   (18.3)
Depreciation and
 amortization                                                                                       (438.2)
Interest expense                                                                                     (24.8)
Other income, net                                                                                      2.5
                                                                                                 ---------
Loss before income taxes
 and minority interest                                                                           $  (351.4)
                                                                                                 =========




               PERIOD FROM JANUARY 1, 2000 to JULY 12, 2000
                           PREDECESSOR COMPANY
                              (In millions)


                           Technology                  Media         Investments
                           and           Interactive   and           and
                           Licensing     Platforms     Services      Holdings
                           Sector        Sector        Sector        Sector        Eliminations  Consolidated
                           ----------    ----------    --------      -----------   ------------  ------------


Revenues                   $ 7.0         $  1.1        $383.2        $235.9        $(3.9)        $623.3

Expenses                    10.5           15.6         282.4         219.2         (3.9)         523.8
                           -----         ------        ------        ------        -----         ------

EBITDA                     $(3.5)        $(14.5)       $100.8        $ 16.7        $  --           99.5
                           =====         ======        ======        ======        =====

Stock compensation                                                                                (14.6)
Depreciation and
 amortization                                                                                     (76.2)
Interest expense                                                                                  (28.9)
Other expense, net                                                                                 (3.8)
                                                                                                 ------
Loss before income taxes
 and minority interest                                                                           $(24.0)
                                                                                                 ======





                     YEAR ENDED DECEMBER 31, 1999
                          PREDECESSOR COMPANY
                             (In millions)


                           Technology                  Media         Investments
                           and           Interactive   and           and
                           Licensing     Platforms     Services      Holdings
                           Sector        Sector        Sector        Sector        Eliminations  Consolidated
                           ----------    ----------    --------      -----------   ------------  ------------

Revenues                   $ 5.8         $  1.3        $  618.2      $513.1        $ (3.1)       $1,135.3

Expenses                    14.1           24.0           452.4       424.3          (3.1)          911.7
                           -----         ------        --------      ------        ------        --------

EBITDA                     $(8.3)        $(22.7)       $  165.8      $ 88.8        $   --           223.6
                           =====         ======        ========      ======        ======

Stock compensation                                                                                   (0.7)
Depreciation and
 amortization                                                                                      (135.9)
Interest expense                                                                                    (43.6)
Other expense, net                                                                                   (0.1)
                                                                                                 --------
Income before income
 taxes and minority
 interest                                                                                        $   43.3
                                                                                                 ========




                     YEAR ENDED DECEMBER 31, 1998
                          PREDECESSOR COMPANY
                             (In millions)


                           Technology                  Media         Investments
                           and           Interactive   and           and
                           Licensing     Platforms     Services      Holdings
                           Sector        Sector        Sector        Sector        Eliminations  Consolidated
                           ----------    ----------    --------      -----------   ------------  ------------

Revenues                   $ 2.1         $  0.1        $ 74.6        $569.1        $(24.0)       $621.9

Expenses                     2.9            9.2          41.4         454.8         (24.0)        484.3
                           -----         ------        ------        ------        ------        ------

EBITDA                     $(0.8)        $ (9.1)       $ 33.2        $114.3        $   --         137.6
                           =====         ======        ======        ======        ======

Stock compensation                                                                                 (0.8)
Depreciation and
 amortization                                                                                     (28.2)
Gain on issuance of
 equity by subsidiary                                                                              37.9
Interest expense                                                                                   (1.6)
Other income, net                                                                                  16.5
                                                                                                 ------
Income before income
 taxes and minority
 interest                                                                                        $161.4
                                                                                                 ======


14.  Comprehensive Income (Loss)

     Comprehensive income (loss) comprises net income plus unrealized holding gains and losses on available-for-sale securities, net of related tax effects. Comprehensive income (loss) for the periods from July 13, 2000 to December 31, 2000 and January 1, 2000 to July 12, 2000 and for the years ended December 31, 1999 and 1998 was $(308.1) million, $(38.2) million, $14.0 million and $102.1 million, respectively.


15.  Supplemental Guarantor Information

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



            SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                       AS OF DECEMBER 31, 2000
                          SUCCESSOR COMPANY
                            (In millions)



                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                          -------     ------------  ------------- ------------  ------------


ASSETS
Current assets:
 Cash and cash
  equivalents             $      --   $    13.1     $    64.5     $      --     $    77.6
 Marketable securities,
  at fair value                  --          --           2.5            --           2.5
 Accounts receivable,
  net of allowance for
  doubtful accounts              --       238.4          15.3            --         253.7
 Accounts and notes
  receivable from
  affiliates                     --       154.4           5.5        (159.9)           --
 Deferred tax asset              --        16.0            --            --          16.0
 Inventories and other
  current assets                 --        29.9           3.9            --          33.8
                          ---------   ---------     ---------     ---------     ---------
   Total current
    assets                       --       451.8          91.7        (159.9)        383.6

Property, plant and
 equipment, at cost,
 net of accumulated
 depreciation and
 amortization                    --        75.5          10.8            --          86.3
Intangible assets, net
 of accumulated
 amortization                    --     9,014.1         396.6            --       9,410.7
Investment in
 subsidiaries, at equity    8,171.1          --            --      (8,171.1)           --
Other assets, net of
 accumulated
 amortization                    --       140.8          23.8            --         164.6
                          ---------   ---------     ---------     ---------     ---------
Total assets              $ 8,171.1   $ 9,682.2     $   522.9     $(8,331.0)    $10,045.2
                          =========   =========     =========     =========     =========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable         $      --   $    23.6     $     1.4     $      --     $    25.0
 Accounts and notes
  payable to affiliates        13.9         6.6         139.4        (159.9)           --
 Accrued liabilities            3.1       113.9          39.7            --         156.7
 Current portion of
  capital lease
  obligations and
  long-term debt               60.0        62.7            --         (60.0)         62.7
 Customer prepayments
  and deferred revenue           --       199.7          73.0            --         272.7
                          ---------   ---------     ---------     ---------     ---------
   Total current
    liabilities                77.0       406.5         253.5        (219.9)        517.1

Deferred tax liability           --     1,282.9          70.2            --       1,353.1
Capital lease
 obligations and
 long-term debt               580.2       586.5            --        (580.2)        586.5
Non-current portion of
 customer prepayments
 and deferred revenue
 and other long-term
 liabilities                     --        60.7          12.0            --          72.7
Minority interest                --          --           2.1          (0.2)          1.9

Stockholders' equity:
 Common stock                    --          --            --            --            --
 Other stockholders'
  equity                    7,513.9     7,345.6         185.1      (7,530.7)      7,513.9
                          ---------   ---------     ---------     ---------     ---------
Total stockholders'
 equity                     7,513.9     7,345.6         185.1      (7,530.7)      7,513.9
                          ---------   ---------     ---------     ---------     ---------
Total liabilities and
 stockholders' equity     $ 8,171.1   $ 9,682.2     $   522.9     $(8,331.0)    $10,045.2
                          =========   =========     =========     =========     =========



            SUPPLEMENTAL CONDENSED COMBINING BALANCE SHEETS
                       AS OF DECEMBER 31, 1999
                         PREDECESSOR COMPANY
                            (In millions)


                          The         Guarantor     Non-Guarantor
                          Company     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                          -------     ------------  ------------- ------------  ------------


ASSETS
Current assets:
 Cash and cash
  equivalents             $      --   $     9.9     $    83.3     $      --     $    93.2
 Marketable securities,
  at fair value                  --        20.7            --            --          20.7
 Accounts receivable,
  net of allowance for
  doubtful accounts              --       257.2          36.1            --         293.3
 Accounts and notes
  receivable from
  affiliates                     --        87.9           0.9         (88.8)           --
 Deferred tax asset              --         3.7           0.6            --           4.3
 Inventories and
  other current assets           --        23.1           6.7            --          29.8
                          ---------   ---------     ---------     ---------     ---------
   Total current
    assets                       --       402.5         127.6         (88.8)        441.3

Property, plant and
 equipment, at cost,
 net of accumulated
 depreciation and
 amortization                    --        61.4          14.3            --          75.7
Intangible assets, net
 of accumulated
 amortization                    --     2,665.9          89.6            --       2,755.5
Investment in
 subsidiaries, at equity    2,128.0          --            --      (2,128.0)           --
Other assets, net of
 accumulated
 amortization                  13.5        28.0           0.8            --          42.3
                          ---------   ---------     ---------     ---------     ---------
Total assets              $ 2,141.5   $ 3,157.8     $   232.3     $(2,216.8)    $ 3,314.8
                          =========   =========     =========     =========     =========

LIABILITIES AND
STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable         $      --   $    68.9     $     3.7     $      --     $    72.6
 Accounts and notes
  payable to affiliates        36.9         0.9          51.0         (88.8)           --
 Accrued liabilities           11.6        72.0          36.8            --         120.4
 Note payable and current
  portion of capital
  lease obligations              --         4.0           3.8            --           7.8
 Customer prepayments
  and deferred revenue           --       191.1          91.2            --         282.3
                          ---------   ---------     ---------     ---------     ---------
   Total current
    liabilities                48.5       336.9         186.5         (88.8)        483.1

Deferred tax liability           --       630.7          16.4            --         647.1
Capital lease
 obligations and
 long-term debt               615.3       624.3            --        (615.3)        624.3
Non-current portion of
 customer prepayments
 and deferred revenue
 and other long-term
 liabilities                     --        62.1          15.5            --          77.6
Minority interest                --          --           2.4           2.6           5.0

Stockholders' equity:
 Common stock                   3.0        35.7           0.2         (35.9)          3.0
 Other stockholders'
  equity                    1,474.7     1,468.1          11.3      (1,479.4)      1,474.7
                          ---------   ---------     ---------     ---------     ---------
Total stockholders'
 equity                     1,477.7     1,503.8          11.5      (1,515.3)      1,477.7
                          ---------   ---------     ---------     ---------     ---------
Total liabilities and
 stockholders' equity     $ 2,141.5   $ 3,157.8     $   232.3     $(2,216.8)    $ 3,314.8
                          =========   =========     =========     =========     =========



       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
           PERIOD FROM JULY 13, 2000 TO DECEMBER 31, 2000
                            SUCCESSOR COMPANY
                              (In millions)


                           The         Guarantor    Non-Guarantor
                           Company     Subsidiaries Subsidiaries  Eliminations Consolidated
                           -------     ------------ ------------- ------------ ------------


Revenues                   $    --     $ 377.9      $160.9        $ (11.8)     $ 527.0

Operating expenses:
 Operating expenses,
  excluding stock
  compensation and
  depreciation and
  amortization                  --       271.5        139.9         (11.8)       399.6
 Stock compensation
  expense                       --        18.3           --            --         18.3
 Depreciation and
  amortization                  --       394.0         44.2            --        438.2
                           -------     -------      -------       -------      -------
                                --       683.8        184.1         (11.8)       856.1
                           -------     -------      -------       -------      -------

Operating loss                  --      (305.9)       (23.2)           --       (329.1)

Interest expense             (24.5)      (24.8)          --          24.5        (24.8)
Other income
 (expense), net             (277.7)        3.9         (1.4)        277.7          2.5
                           -------     -------      -------       -------      -------
Loss before income
 taxes and
 minority interest          (302.2)     (326.8)       (24.6)        302.2       (351.4)
Benefit (provision)
 for income taxes               --        60.5         (4.2)           --         56.3
Minority interest in
 earnings                       --          --         (7.2)          0.1         (7.1)
                           -------     -------      -------       -------      -------
Net loss                   $(302.2)    $(266.3)     $ (36.0)      $ 302.3      $(302.2)
                           =======     =======      =======       =======      =======



       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
             PERIOD FROM JANUARY 1, 2000 TO JULY 12, 2000
                         PREDECESSOR COMPANY
                            (In millions)


                           The         Guarantor    Non-Guarantor
                           Company     Subsidiaries Subsidiaries  Eliminations Consolidated
                           -------     ------------ ------------- ------------ ------------


Revenues                   $   --      $426.6       $212.1        $(15.4)      $623.3

Operating expenses:
 Operating expenses,
  excluding stock
  compensation and
  depreciation and
  amortization                 --       330.0        209.2         (15.4)       523.8
 Stock compensation
  expense                      --        14.6           --            --         14.6
 Depreciation and
  amortization                 --        65.2         11.0            --         76.2
                           ------      ------       ------        ------       ------
                               --       409.8        220.2         (15.4)       614.6
                           ------      ------       ------        ------       ------

Operating income (loss)        --        16.8         (8.1)           --          8.7

Interest expense            (28.4)      (28.8)        (0.1)         28.4        (28.9)
Other income (expense),
 net                         (4.4)       (6.1)         2.3           4.4         (3.8)
                           ------      ------       ------        ------       ------
Loss before income
 taxes and minority
 interest                   (32.8)      (18.1)        (5.9)         32.8        (24.0)
Benefit (provision)
 for income taxes              --        10.7        (11.8)           --         (1.1)
Minority interest in
 earnings                      --          --         (7.4)         (0.3)        (7.7)
                           ------      ------       ------        ------       ------
Net loss                   $(32.8)     $ (7.4)      $(25.1)       $ 32.5       $(32.8)
                           ======      ======       ======        ======       ======



       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
                     YEAR ENDED DECEMBER 31, 1999
                         PREDECESSOR COMPANY
                            (In millions)


                           The         Guarantor    Non-Guarantor
                           Company     Subsidiaries Subsidiaries  Eliminations Consolidated
                           -------     ------------ ------------- ------------ ------------


Revenues                   $   --      $697.7       $468.0        $(30.4)      $1,135.3

Operating expenses:
 Operating expenses,
  excluding stock
  compensation and
  depreciation and
  amortization                 --       516.5        425.6         (30.4)         911.7
 Stock compensation
  expense                      --         0.7           --            --            0.7
 Depreciation and
  amortization                 --       101.2         34.7            --          135.9
                           ------      ------       ------        ------       --------
                               --       618.4        460.3         (30.4)       1,048.3
                           ------      ------       ------        ------       --------

Operating income               --        79.3          7.7            --           87.0

Interest expense            (42.4)      (43.4)        (0.2)         42.4          (43.6)
Other income (expense),
 net                         47.1        (2.9)         2.8         (47.1)          (0.1)
                           ------      ------       ------        ------       --------
Income before income
 taxes and minority
 interest                     4.7        33.0         10.3          (4.7)          43.3
Provision for income
 taxes                         --        (6.1)       (20.3)           --          (26.4)
Minority interest in
 earnings                      --          --        (14.6)          2.4          (12.2)
                           ------      ------       ------        ------       --------
Net income (loss)          $  4.7      $ 26.9       $(24.6)       $ (2.3)      $    4.7
                           ======      ======       ======        ======       ========




       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF OPERATIONS
                     YEAR ENDED DECEMBER 31, 1998
                         PREDECESSOR COMPANY
                            (In millions)


                           The         Guarantor    Non-Guarantor
                           Company     Subsidiaries Subsidiaries  Eliminations Consolidated
                           -------     ------------ ------------- ------------ ------------


Revenues                   $   --      $152.2       $493.7        $ (24.0)     $621.9

Operating expenses:
 Operating expenses,
  excluding stock
  compensation and
  depreciation and
  amortization                 --        86.9        421.4          (24.0)      484.3
 Stock compensation
  expense                      --         0.8           --             --         0.8
 Depreciation and
  amortization                 --        10.6         17.6             --        28.2
                           ------      ------       ------        -------      ------
                               --        98.3        439.0          (24.0)      513.3
                           ------      ------       ------        -------      ------

Operating income               --        53.9         54.7             --       108.6

Interest expense               --        (1.3)        (0.3)            --        (1.6)
Other income, net           102.1        12.2         42.2         (102.1)       54.4
                           ------      ------       ------        -------      ------
Income before income
 taxes and minority
 interest                   102.1        64.8         96.6         (102.1)      161.4
Provision for
 income taxes                  --       (21.8)       (37.1)            --       (58.9)
Minority interest in
 earnings                      --          --         (0.4)            --        (0.4)
                           ------      ------       ------        -------      ------
Net income                 $102.1      $ 43.0       $ 59.1        $(102.1)     $102.1
                           ======      ======       ======        =======      ======




       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
          PERIOD FROM JULY 13, 2000 THROUGH DECEMBER 31, 2000
                           SUCCESSOR COMPANY
                             (In millions)


                            The        Guarantor    Non-Guarantor
                            Company    Subsidiaries Subsidiaries  Eliminations Consolidated
                            -------    ------------ ------------- ------------ ------------


Net cash provided by
 (used in) operating
 activities                 $    --    $  51.2      $  (3.7)      $    --      $  47.5

Investing activities:
 Investments and
  acquisitions, net of
  cash acquired                  --         --         (3.2)           --         (3.2)
 Sale of assets                 1.3        0.1           --                        1.4
 Capital expenditures            --      (19.2)        (1.5)           --        (20.7)
 Other                           --        0.4         (0.2)           --          0.2
                            -------    -------      -------       -------      -------
Net cash provided by
 (used in) investing
 activities                     1.3      (18.7)        (4.9)           --        (22.3)

Financing activities:
 Repayment of senior
  subordinated notes         (331.9)        --           --            --       (331.9)
 Borrowings under bank
  credit facilities           298.4         --           --            --        298.4
 Repayment of capital
  lease obligations              --       (2.0)          --            --         (2.0)
 Distributions to
  minority interests, net        --         --         (7.5)           --         (7.5)
 Intercompany transfers        32.2      (32.3)         0.1            --           --
 Other                           --         --         (4.0)           --         (4.0)
                            -------    -------      -------       -------      -------
Net cash used in
 financing activities          (1.3)     (34.3)       (11.4)           --        (47.0)
                            -------    -------      -------       -------      -------
Net decrease in cash
 and cash equivalents            --       (1.8)       (20.0)           --        (21.8)
Cash and cash
 equivalents at
 beginning of period             --       14.9         84.5            --         99.4
                            -------    -------      -------       -------      -------
Cash and cash
 equivalents at end
 of period                  $    --    $  13.1      $  64.5       $    --      $  77.6
                            =======    =======      =======       =======      =======




       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
          PERIOD FROM JANUARY 1, 2000 THROUGH JULY 12, 2000
                         PREDECESSOR COMPANY
                            (In millions)


                            The        Guarantor    Non-Guarantor
                            Company    Subsidiaries Subsidiaries  Eliminations Consolidated
                            --------   ------------ ------------- ------------ ------------


Net cash provided by
 operating activities       $    --    $   1.6      $  24.7       $    --      $  26.3

Investing activities:
 Investments and
  acquisitions, net of
  cash acquired                  --      (48.8)       (20.3)         10.3        (58.8)
 Sale of assets                  --       10.3         13.5         (10.3)        13.5
 Capital expenditures            --      (19.3)        (1.6)           --        (20.9)
 Purchase of marketable
  securities                     --         --         (5.7)          5.7           --
 Sales of marketable
  securities                     --        6.4           --          (5.7)         0.7
 Other                           --       (1.0)         0.3            --         (0.7)
                            -------    -------      -------       -------      -------
Net cash used in
 investing activities            --      (52.4)       (13.8)           --        (66.2)

Financing activities:
 Borrowings under bank
  credit facilities            55.0         --           --            --         55.0
 Repayment of note
  payable and capital
  lease obligations              --       (2.0)        (3.7)           --         (5.7)
 Issuance of common
  stock                         2.6         --           --            --          2.6
 Distributions to
  minority interests, net        --         --         (5.8)           --         (5.8)
 Intercompany transfers       (57.6)      57.8         (0.2)           --           --
                            -------    -------      -------       -------      -------
Net cash provided by
 (used in) financing
 activities                      --       55.8         (9.7)           --         46.1
                            -------    -------      -------       -------      -------
Net increase in cash
 and cash equivalents            --        5.0          1.2            --          6.2
Cash and cash
 equivalents at
 beginning of period             --        9.9         83.3            --         93.2
                            -------    -------      -------       -------      -------
Cash and cash
 equivalents at end
 of period                  $    --    $  14.9      $  84.5       $    --      $  99.4
                            =======    =======      =======       =======      =======




       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                     YEAR ENDED DECEMBER 31, 1999
                         PREDECESSOR COMPANY
                            (In millions)


                            The        Guarantor    Non-Guarantor
                            Company    Subsidiaries Subsidiaries  Eliminations Consolidated
                            --------   ------------ ------------- ------------ ------------


Net cash provided by
 (used in) operating
 activities                 $    --    $ (13.3)     $  87.4       $  (0.1)     $  74.0

Investing activities:
 Investments and
  acquisitions, net of
  cash acquired              (810.3)     (13.6)         0.3          10.3       (813.3)
 Capital expenditures            --      (37.1)        (7.6)          0.1        (44.6)
 Purchase of marketable
  securities                     --       (6.1)          --            --         (6.1)
 Sales and maturities of
  marketable securities          --        5.9           --            --          5.9
 Other                           --       (2.6)        (3.4)           --         (6.0)
                            -------    -------      -------       -------      -------
Net cash used in
 investing activities        (810.3)     (53.5)       (10.7)         10.4       (864.1)

Financing activities:
 Issuance of senior
  subordinated notes          400.0         --           --            --        400.0
 Borrowings under bank
  credit facilities           215.3         --          2.0            --        217.3
 Debt issuance costs          (15.1)        --           --            --        (15.1)
 Repayment of capital
  lease obligations              --       (3.7)          --            --         (3.7)
 Common stock transactions,
  net                         133.0         --         10.3         (10.3)       133.0
 Contributions from
  Liberty Media-Netlink          --        6.5          1.5            --          8.0
 Distributions to
  minority interests             --         --        (12.4)           --        (12.4)
 Intercompany transfers        76.1      (24.7)       (51.4)           --           --
 Other                          1.0         --         (0.4)           --          0.6
                            -------    -------      -------       -------      -------
Net cash provided by
 (used in) financing
 activities                   810.3      (21.9)       (50.4)        (10.3)       727.7
                            -------    -------      -------       -------      -------
Net increase (decrease)
 in cash and cash
 equivalents                     --      (88.7)        26.3            --        (62.4)
Cash and cash
 equivalents at
 beginning of period             --       98.6         57.0            --        155.6
                            -------    -------      -------       -------      -------
Cash and cash
 equivalents at end
 of period                  $    --    $   9.9      $  83.3       $    --      $  93.2
                            =======    =======      =======       =======      =======



       SUPPLEMENTAL CONDENSED COMBINING STATEMENTS OF CASH FLOWS
                     YEAR ENDED DECEMBER 31, 1998
                         PREDECESSOR COMPANY
                            (In millions)


                            The        Guarantor    Non-Guarantor
                            Company    Subsidiaries Subsidiaries  Eliminations Consolidated
                            -------    ------------ ------------- ------------ ------------


Net cash provided by
 operating activities       $    --    $  46.7      $  48.8       $  (0.1)     $  95.4

Investing activities:
 Investments and
  acquisitions, net of
  cash acquired               (31.8)      (9.6)        (0.7)           --        (42.1)
 Capital expenditures            --       (8.0)        (3.8)          0.7        (11.1)
 Purchase of marketable
  securities                     --      (74.4)          --            --        (74.4)
 Sales and maturities of
  marketable securities          --      190.2           --            --        190.2
 Other                           --       (1.1)         1.0          (0.8)        (0.9)
                            -------    -------      -------       -------      -------
Net cash provided by
 (used in) investing
 activities                   (31.8)      97.1         (3.5)         (0.1)        61.7

Financing activities:
 Repayments of note
  payable, capital
  lease obligations and
  long-term debt                 --       (3.5)        (6.3)          0.1         (9.7)
 Common stock transactions,
  net                         (17.6)        --           --            --        (17.6)
 Distributions to
  Liberty Media-Netlink          --      (10.7)         4.2            --         (6.5)
 Intercompany transfers        49.4      (57.2)         7.8            --           --
 Other                           --         --         (0.3)          0.1         (0.2)
                            -------    -------      -------       -------      -------
Net cash provided by
 (used in) financing
 activities                    31.8      (71.4)         5.4           0.2        (34.0)
                            -------    -------      -------       -------      -------
Net increase in cash
 and cash equivalents            --       72.4         50.7            --        123.1
Cash and cash
 equivalents at
 beginning of period             --       26.2          6.3            --         32.5
                            -------    -------      -------       -------      -------
Cash and cash
 equivalents at end
 of period                  $    --    $  98.6      $  57.0       $    --      $ 155.6
                            =======    =======      =======       =======      =======


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.


Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Not applicable.

Item 11.  EXECUTIVE COMPENSATION

          Not applicable.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Not applicable.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Not applicable.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K

(a)  1.   FINANCIAL STATEMENTS - The financial statements and schedules listed in the Index to Consolidated Financial Statements and Index to Financial Statement Schedules, which appear on page 19, are filed as part of this annual report.

     2. EXHIBITS - The exhibits listed in the Index to Exhibits, which appears on pages 57 through 58, are filed as a part of this annual report.

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of 2000.

                              TV GUIDE, INC.

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                              (In millions)


                      Balance   Amounts                        Balance
                        at      Charged  Charged                 at
                     Beginning    to     to Other              End of
Description          of Period  Expense  Accounts  Deductions  Period
- -----------          ---------  -------  --------  ----------  ------

Year ended
December 31, 2000:
 Allowance for
 doubtful
 accounts              $18.4     $15.4    $ 7.5 (1)   $18.5    $22.8

Year ended
December 31, 1999:
 Allowance for
 doubtful
 accounts                2.9      14.0      7.7 (2)     6.2     18.4

Year ended
December 31, 1998:
 Allowance for
 doubtful
 accounts                3.0       0.9       --         1.0      2.9


(1) Amount represents the allowance for doubtful accounts recorded as part of the final allocation of purchase price to the assets and liabilities acquired in the TV Guide Transaction.

(2) Amount represents the allowance for doubtful accounts recorded as part of the preliminary allocation of purchase price to the assets and liabilities acquired in the TV Guide Transaction.

                            TV GUIDE, INC.

                          INDEX TO EXHIBITS


Exhibit
  No.                    Exhibit Description
- -------                  -------------------


 3.1       Restated Certificate of Incorporation (2)
 3.1.1     Certificate of Amendment to Restated Certificate of
             Incorporation (3)
 3.1.2     Certificate of Amendment to Restated Certificate of
             Incorporation (4)
 3.2       Amended and Restated Bylaws (4)
 4.1       Indenture between the Company and The Bank of New York,
             as trustee, dated March 1, 1999 (6)
10.1 *     SERP Deferred Compensation Plan (a continuation and
             restatement of the United Video Management, Inc. and Affiliates Employers' SERP Deferred Compensation Plan); Trust under SERP Deferred Compensation Plan dated September 29, 1995 (1)
10.2       Facility A Loan Agreement for $300,000,000 Revolving Credit
             Facility among the Company and various Financial
             Institutions (5)
10.2.1     First Amendment and Waiver to Facility A Loan Agreement
             among the Company and various Financial Institutions dated as of February 25, 2000 (8)
10.2.2**   Second Amendment to Facility A Loan Agreement among the
             Company and various Financial Institutions dated as of February 9, 2001
10.3       Facility B Loan Agreement for $300,000,000 364-day Credit
             Facility among the Company and various Financial
             Institutions (6)
10.3.1     First Amendment and Waiver to Facility B Loan Agreement
             among the Company and various Financial Institutions dated as of February 25, 2000 (8)
10.3.2**   Second Amendment to Facility B Loan Agreement among the
             Company and various Financial Institutions dated as of February 9, 2001
10.4       Agreement and Plan of Merger dated as of October 4, 1999
             among the Company, Gemstar International Group Limited and G Acquisition Subsidiary Corp. (7)
10.4.1     Amendment to Agreement and Plan of Merger dated as of
             February 7, 2000 among the Company, Gemstar International Group Limited and G Acquisition Subsidiary Corp. (7)
10.17*     Employment Agreement between the Company and Joachim Kiener
             (7)
10.18*     Employment Agreement between the Company and Peter C. Boylan
             III (7)
12.0**     Computation of Ratio of Earnings to Fixed Charges

- ---------------
*  Management Compensation Plan
** Filed herewith

 (1) Incorporated herein by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1995; Commission File Number 0-22662.

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

 (5) Incorporated herein by reference from the Company's report on Form 10-Q for the period ended March 31, 1999; Commission File Number 0-22662.

 (6) Incorporated herein by reference from the Company's Registration Statement on Form S-4 filed May 14, 1999; Registration Number 333-78535.

 (7) Incorporated herein by reference from the report on Form 8-K of Gemstar International Group Limited, Commission File Number 0-26878, filed February 8, 2000.

 (8) Incorporated herein by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1999; Commission File Number 0-22662.

                             SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         TV Guide, Inc.
                                          (Registrant)


Date:  March 30, 2001      By:      /s/ Peter C. Boylan III
                                  -------------------------------
                                        Peter C. Boylan III
                                   Co-Chairman & Chief Executive
                                    Officer, Co-President and
                                             Director


Signature                   Title/Position Held           Date


/s/ Peter C. Boylan III
- -------------------------                              March 30, 2001
Peter C. Boylan III         Co-Chairman & Chief
                            Executive Officer, Co-
                            President and Director


/s/ Joachim Kiener
- -------------------------                              March 30, 2001
Joachim Kiener              Co-Chairman & Chief
                            Executive Officer, Co-
                            President and Director



/s/ Henry C. Yuen                                      March 30, 2001
- -------------------------
Henry C. Yuen               Director



/s/ Elsie Ma Leung                                     March 30, 2001
- -------------------------
Elsie Ma Leung              Director